Form 10QSB
period 1996-03-31
IDAHO CONSOLIDATED METALS CORP
filed 1996-06-19
CIK 886183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549
                      -----------------------
                            FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
     For the Quarterly Period ended March 31, 1996

     Transition Report under Section 13 or 15(d)
     of the Securities Exchange Act of 1934
     For the Transition Period from           to
                                     --------    ---------

     Commission File Number
                            ------------------------------


IDAHO CONSOLIDATED METALS CORP.
- - -------------------------------
(Exact Name of Small Business Issuer as Specified in Its Charter)


British Columbia, Canada
- - ------------------------
(State or other jurisdiction of incorporation or organization)

82-0465571
- - ----------
(I.R.S. Employer Identification No.)


504 Main Street, Suite 475
Post Office Box 1124
Lewiston, Idaho 83501
- - --------------------------
(Address of Principal Executive Offices)
(208) 743-0914
- - --------------
(Issuer's Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,968,308 as of March 31,1996.


Transitional Small Business Disclosure Format (check one):
Yes [ ] No [X]

IDAHO CONSOLIDATED METAL CORP.

Form 10-QSB
For the Fiscal Quarter ended March 31, 1996


TABLE OF CONTENTS


PART I.    FINANCIAL INFORMATION

 Item 1. Financial Statements of the Company
 Item 2. Management's Discussion and Analysis or Plan of
         Operation


PART II. OTHER INFORMATION

 Item 1. Legal Proceedings
 Item 2. Changes in Securities
 Item 3. Defaults Upon Senior Securities
 Item 4. Submission of Matters to a Vote of Security Holders
 Item 5. Other Information
 Item 6. Exhibits and Reports on Form 8-K


 Signatures

PART I

FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS OF THE COMPANY
- - -------------------------------------------
The following unaudited interim financial statements for the period ending 31 March 1996, are included in response to item 1 and have been compiled by Staley, Okada, Chandler & Scott, Chartered Accountants.

The financial statements should be read in conjunction with Management's Discussion and Analysis or Plan of Operations and other financial information included elsewhere in this Form 10-QSB.

SCHEDULE A

IDAHO CONSOLIDATED METALS CORP.
INTERIM FINANCIAL STATEMENTS

31 MARCH 1996

Unaudited - See Notice to Reader

U.S. Funds



STALEY, OKADA, CHANDLER & SCOTT
Chartered Accountants

NOTICE TO READER
- - ----------------


 We have compiled the interim balance sheet of Idaho
 Consolidated Metals Corp. as at 31 March 1996 and the interim statements of changes in shareholders' equity, operations and cash flows for the three months then ended from information provided by management. We have not audited, reviewed or otherwise attempted to verify the accuracy or completeness of such information. Readers are cautioned that these statements may not be appropriate for their purposes.




 Burnaby, B.C.                    /s/ STALEY, OKADA, CHANDLER & SCOTT
 17 May 1996                      Chartered Accountants

IDAHO CONSOLIDATED METALS CORP.                            Statement 1
(An Exploration Stage Company)
INTERIM BALANCE SHEET
As at 31 March
U.S. Funds
Unaudited - See Notice to Reader

                  ASSETS                        1996         1995
                                             ----------   ----------
Current:
  Cash                                       $   25,355   $   57,594
  Prepaid expenses                                   --        2,319
  Accounts receivable                            34,238          492
  Inventory                                     129,416       99,416
                                             ----------   ----------
                                                189,009      159,821
Capital Assets                                    3,289        9,174

Resource Property Costs:
  Schedule 2                                  4,005,887    3,394,392
                                             ----------   ----------
                                             $4,198,185   $3,563,387
                                             ==========   ==========
               LIABILITIES
Current:
  Bank loan                                  $   35,408   $       --
  Accounts payable:
    Related parties                             133,068      250,226
    Other                                       311,277      257,179
  Accrued claims rental fees                    198,575      137,475
  Current portion of notes payable              668,539      400,000
                                             ----------   ----------
                                              1,346,867    1,044,880
                                             ----------   ----------
Notes Payable                                    20,078       80,000
                                             ----------   ----------
          SHAREHOLDERS' EQUITY
Share Capital                                 5,690,755    4,481,713
Deficit - Accumulated during the
  exploration stage                          (2,806,930)  (1,990,621)
Foreign Currency Translation
  Adjustments                                   (52,585)     (52,585)
                                             ----------   ----------
                                              2,831,240    2,438,507
                                             ----------   ----------
                                             $4,198,185   $3,563,387
                                             ==========   ==========
ON BEHALF OF THE BOARD:

/s/ Delbert W. Steiner
- - --------------------------------------
Delbert W. Steiner, President and
Chief Exeuctive Officer

/s/ E. Roy Knickel
- - --------------------------------------
E. Roy Knickel, Director and Secretary
IDAHO CONSOLIDATED METALS CORP.                                Statement 2
INTERIM STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
U.S. Funds
Unaudited - See Notice to Reader


                                                            Deficit
                                                          Accumulated   Foreign
                                     Common Shares        During the    Currency
                                 ----------------------   Exploration  Translation
                                   Shares      Amount        Stage     Adjustment      Total
                                 ----------  -----------  -----------  -----------  -----------
Balance - 31 December 1994        5,310,044  $ 4,298,476  $(1,794,488) $   (52,585) $ 2,451,403
Issuance of shares for exercise
  of warrants ($2.23 per share)       30,000       66,900           --           --       66,900
Release of escrowed shares for
  executive compensation ($1.57
  per share)                              --      116,337           --           --      116,337
Loss for the period                      --           --     (196,133)          --     (196,133)
                                 ----------  -----------  -----------  -----------  -----------
Balance - 31 March 1995           5,340,044    4,481,713   (1,990,621)     (52,585)   2,438,507
                                 ----------  -----------  -----------  -----------  -----------
Balance - 31 December 1995        5,968,308    5,602,147   (2,645,366)     (52,585)   2,904,196
Release of escrowed shares for
  executive compensation ($1.28
  per share)                              --       88,608           --           --       88,608
Loss for the period                      --           --     (161,564)          --     (161,564)
                                 ----------  -----------  -----------  -----------  -----------
Balance - 31 March 1996           5,968,308  $ 5,690,755  $(2,806,930) $   (52,585) $ 2,831,240
                                 ==========  ===========  ===========  ===========  ===========

IDAHO CONSOLIDATED METALS CORP.                            Statement 3
INTERIM STATEMENT OF OPERATIONS
For the Three Months Ended 31 March
U.S. Funds
Unaudited - See Notice to Reader


                                                 1996        1995
                                               ---------   ---------
Operating Expenses:
  General and administrative                   $ 145,892   $ 196,057
                                               ---------   ---------
Other (Income) Expense:
  Interest income                                 (1,067)        (15)
  Interest expense                                16,739          91
                                               ---------   ---------
                                                  15,672          76
                                               ---------   ---------
Loss for the Period                            $ 161,564   $ 196,133
                                               =========   =========
Loss Per Common Share                               0.03        0.04
                                               =========   =========
Weighted Average Number of Common
  Shares Outstanding                           5,968,308   5,337,544
                                               =========   =========

IDAHO CONSOLIDATED METALS CORP.                            Statement 4
INTERIM STATEMENT OF CASH FLOWS
For the Three Months Ended 31 March
U.S. Funds
Unaudited - See Notice to Reader


                                                 1996        1995
                                               ---------   ---------
Cash Resources Provided By (Used In):
  Operating Activities:
    Loss for the period                        $(161,564)  $(196,133)
    Items not affecting cash:
      Amortization                                   267         482
      Release of escrowed shares for
        executive compensation                    88,608     116,337
      Changes in current assets and
        liabilities:
          Accounts receivable                         --       1,819
          Prepaid expenses                            --         126
          Inventory                               (5,000)         --
          Accounts payable:
            Related parties                       16,195       6,100
            Other                                (14,543)     39,331
                                               ---------   ---------
              Net cash used in operating
                activities                       (76,037)    (31,938)
                                               ---------   ---------
Investing Activities:
  Property rights, plant and equipment:
    Acquisition costs                            (34,026)    (19,949)
    Exploration costs                            (30,500)    (58,860)
                                               ---------   ---------
             Net cash used in investing
               activities                        (64,526)    (78,809)
                                               ---------   ---------
Financing Activities:
  Repayments of notes payable                     (1,383)         --
  Net proceeds from sale of common stock              --      66,900
                                               ---------   ---------
             Net cash provided by (used in)
               financing activities               (1,383)     66,900
                                               ---------   ---------
Net Decrease in Cash                            (141,946)    (43,847)
Cash position - Beginning of period              167,301     101,441
                                               ---------   ---------
Cash Position - End of Period                  $  25,355   $  57,594
                                               =========   =========

IDAHO CONSOLIDATED METALS CORP.                             Schedule 1
INTERIM SCHEDULE OF ADMINISTRATIVE EXPENSES
For the Three Months Ended 31 March
U.S. Funds
Unaudited - See Notice to Reader




                                                    1996      1995
                                                  --------  --------
Executive compensation                            $ 88,608  $116,337
Management fees and wages                           20,949    12,175
Interest and bank charges, net                      15,672        76
Shareholder information                             12,802     8,334
Office and general                                   7,871    11,018
Travel                                               6,610    10,801
Office rent                                          3,280     5,060
Professional fees                                    2,884    15,706
Transfer agent and filing fees                       2,421     2,171
Amortization                                           267       482
Entertainment and promotion                            200     5,103
Finance fees                                            --     8,870
                                                  --------  --------
Loss for the Period                               $161,564  $196,133
                                                  ========  ========

IDAHO CONSOLIDATED METALS CORP.                             Schedule 2
INTERIM SCHEDULE OF RESOURCE PROPERTY COSTS
For the Three Months Ended 31 March
U.S. Funds
Unaudited - See Notice to Reader


                                                1996         1995
                                             ----------   ----------
Direct - Mineral:
 Idaho County, Idaho, U.S.A.:
   Staking, filing and claim rental          $   27,775   $   27,775
   Lease payments                                19,500           --
   Process plant and equipment                   14,526       19,949
   Camp and general                              10,098        5,052
   Geological                                     4,568       25,334
   Assaying                                       1,695        5,548
   Taxes and licenses                             1,459        9,910
   Environmental                                    180           --
   Survey                                            --          516
                                             ----------   ----------
Costs for the Period                             79,801       94,084
Balance - Beginning of period                 3,926,086    3,300,308
                                             ----------   ----------
Balance - End of Period                      $4,005,887   $3,394,392
                                             ==========   ==========

SCHEDULE B

1. YEAR-TO-DATE REQUIREMENTS

   a)  Deferred costs, exploration and development:

       See attached Schedule 2 for details.

   b)  General and administrative:

       See attached Schedule 1 for details.

   c)  Expenditures to non-arms length parties:
                                                          CDN Funds
                                                          ---------
       Paid management fees to president and director      $ 7,886
       Paid management fees to a director                      224
       Interest expense on notes payable to shareholders    23,646
                                                           -------
                                                           $31,756
                                                           =======

2. FOR THE QUARTER ENDED 31 MARCH 1996

   a)  Securities issued:

       NONE

   b)  Options granted:

       NONE

3. AS AT 31 MARCH 1996

   a)  Authorized and issued share capital:

                                                     Issued
                                              ---------------------
                           Par    Authorized             CDN Funds
             Class        Value     Number     Number      Amount
       -----------------  ------  ----------  ---------  ----------
       Common             N.P.V.  20,000,000  5,630,508  $5,510,097
       Common share sub-
         scriptions                             337,800     695,496
                                              ---------  ----------
                                              5,968,308  $6,205,593
                                              =========  ==========

   b)  Summary of options, warrants and convertible securities outstanding:

        Date Granted      Number       Type          Name         Price      Expiry Date
       ---------------    -------    --------    -------------    -----    ---------------
       30 October 1995     70,000    Director    D.W. Steiner     $1.80    30 October 1999
       30 October 1995     50,000    Director    E.R. Knickel     $1.80    30 October 1999
       30 October 1995     30,000    Director    P. Lepik         $1.80    30 October 1999
       30 October 1995     60,000    Employee    W. Struck        $1.80    30 October 1999
       30 October 1995     40,000    Employee    G. Magnuson      $1.80    30 October 1999
                          -------
                          250,000
                          =======

   c)  Shares in escrow or subject to pooling:

       562,500 common shares

   d)  List of directors:

       D.W. Steiner
       E.R. Knickel
       P. Lepik

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (Dollar references are in U.S. dollars, unless otherwise specified)
- - -------------------------------------------------------------------
This Report on Form 10-QSB contains forward-looking statements. A forward looking statement may contain words such as "will continue to be," "will be," "continue to," "expect to," "anticipates that," "to be" or "can impact." Management cautions that forward-looking statements are subject to risks and uncertainties that could cause the Company's actual results to differ materially from those projected in forward-looking statements.

1. Results of Operations.
   ----------------------
   Quarter ended 31 March 1996 compared with the quarter ended 31 March 1995. The Company is in the exploration stage and has yet to generate revenue from production. The Company continues to explore its mineral properties in an effort to establish proven economic ore reserves. The construction of the process plant on the Eckert Hill Property was completed during the year ended December 31, 1995 and will be used initially as a bulk test facility to process samples from the Company's various properties and from other properties. The facility will remain a pilot plant until sufficient ore reserves and gold concentrates are realized to take the facility into economic production.

   In the first quarter of 1996, general and administrative expenses decreased by $34,569 from 1995. The decrease was mainly due to a decrease in executive compensation expense as a result of a decline in qualifying exploration and development expenditures in the quarter.

   Under U.S. generally accepted accounting principles, the Company must record executive remuneration on the release of performance shares from escrow. The Company issued 750,000 shares at the time of its initial public offering to the original principal founders of the Company at a price of $0.01 CDN. per share, subject to the terms of an escrow agreement. The number of shares released from escrow is calculated on an annual basis as the Company expends qualifying amounts on its exploration and development programs, and the Company must seek regulatory approval for each release. During the first quarter of 1996, the Company has expended sufficient amounts on exploration and development to qualify for a release of 69,225 shares, which results in $88,608 of executive remuneration and a corresponding $88,608 increase in share capital. During the first quarter of 1995, the Company expended sufficient amounts to qualify for a release of 74,100 shares which resulted in $116,337 of executive remuneration and a corresponding $116,337 increase in share capital. The executive remuneration is a deemed amount and is based upon the fair market value of the Company's common shares during the relevant quarter. Regulatory approval of this release has yet to be obtained.

   During the quarter ended March 31, 1996, the Company expended $79,801 on its resource property exploration, development and acquisition program as compared to $94,084 in the first quarter of 1995. The decrease is related to reduced exploration and development activities as the Company seeks to obtain sufficient financing to continue with its programs. The expenditures during the first quarter of 1996 were mainly related to the accrual of claim rental fees payable to the Bureau of Land Management ("BLM") and minor exploration costs.

   All of the Company's resource properties continue to be explored on the basis of independent engineering report recommendations, and a determination as to whether the properties contain proved reserves has yet to be made. Management has obtained independent valuations of the various resource properties and presently believes no write down to net realizable value is required on any of the properties.

   The Company challenged the 1993 introduction of the claim rental fees system by the BLM and requested a waiver of these fees which would amount to approximately $460,000 for 1993 and 1994. The request for the waiver was denied by the BLM which resulted in an appeal to the United States Department of the Interior, which was also denied. Management identified approximately 1,700 peripheral claims which were dropped as a result of this decision because they do not unduly affect the status of each claim block. The key claims in each claim block have been maintained, and accordingly an accrual of $198,575 has been made in the financial statements, which accrual consists of $61,100 for each year from 1993 to 1995 and $15,275 for the quarter ended March 31, 1996 representing the approximate amount of claim rental fees which are owing to the BLM.

   The net loss for the quarter decreased to $161,564 ($0.03 per share) from $196,133 ($0.04 per share) in the first quarter of 1995.

2. Liquidity and Capital Resources.
   --------------------------------
   The Company anticipates, based on currently proposed plans and assumptions relating to its operations and exploration activities, that the proceeds of private placements and the exercise of stock options during the ensuring year will be sufficient to satisfy the Company's contemplated cash requirements for the ensuing twelve month period. The Eckert Hill Property in Idaho and its related process plant will require approximately $450,000 for commissioning of the process plant for bulk sample testing and for the related geological expenditures and feasibility studies. The Bema Properties will require approximately $250,000 for permitting and an initial exploration program. The Company estimates a cash requirement of approximately $300,000 on the Mineral Zone and other properties for claim rental fees and general exploration programs. The Company requires approximately $480,000 for general and administrative expenditures for the ensuring 12 month period, $668,539 for payments on its notes payable and approximately $85,000 related to the proposed application to the Toronto Stock Exchange for listing and market making expenses. The remaining proceeds of private placements and the exercise of stock options will be reserved for general working capital purposes and to reduce current liabilities.

   The Company has $668,539 in payments on notes payable due in the next year. The Company anticipates repayment of these notes from the proceeds of private placements and the exercise of stock options.

   The Company expects to fund exploration of the Petsite and Golden Eagle properties through a joint venture with Cyprus Gold Exploration Corporation ("Cyprus") upon completion of a formal joint venture agreement under which Cyprus is to be granted an option to earn a 70% working interest in the properties. The Company is also in discussions to obtain joint venture partners on certain of its other properties.

   As of March 31, 1996, the Company has working capital deficiency of $1,157,858. The Company anticipates improvement of this deficiency from the proceeds of private placements and the exercise of stock options during the ensuring year. The Company may also seek a debt restructuring plan with its current debt holders during 1996 in order to correct this deficiency.

   The Company is dependent on the proceeds of private placements and the exercise of stock options to fund its general and administrative expenditures and its mineral exploration and development costs. Without such proceeds, the Company may not continue as a going concern. The Company anticipates revenue to be generated during 1996 from the processing of ores through its Eckert Hill facility. The amount of positive cash flows, if any, from such production of ores at the Eckert Hill facility, cannot be reasonably estimated, and accordingly the Company will be required to rely on the sale of securities or on a possible joint venture partner for its required funding. The Company will need further funds to continue its operations, and there is no reasonable assurance that such funding will be available.

   As of March 31, 1996, the Company had a working capital deficiency of $1,157,858 as compared to a deficiency of $885,059 as of March 31, 1995.

   Cash flows generated from the financing activities of the Company were recorded at quarters ended March 31, 1996 and 1995 of ($1,383) and $66,900, respectively. The long-term debt decreased to $20,078 at March 31, 1996 from $80,000 at March 31, 1995, and current liabilities increased to $1,346,867 at March 31, 1996 from $1,044,880 at March 31, 1995. Of the March 31, 1996 current liabilities, $198,575 represents accrued claim rental fees, $668,539 represents the current portion of notes payable to shareholders and $133,068 are amounts payable to various related parties. The balance of current liabilities consists of a bank loan in the amount of $35,408 and approximately 118 days of unpaid trade accounts payable. Legal fees represent a significant portion of these unpaid trade accounts payable.

   The Company is in the process of reincorporating in the State of Wyoming, U.S.A. which, if completed, could impair the Company's ability to use Canadian net operating loss carryforwards and could result in certain Canadian exit taxes.

   Negative cash flows from operating activities were recorded at the quarters ended March 31, 1996 and 1995 of ($76,037) and ($31,938), respectively. The Company will continue recording negative cash flows from operating activities unless significant revenue is generated from ore production. This continued negative cash flow will have a material negative impact on liquidity.

   Investing activities consist of funds being expended on resource properties. The net cash expended on investing activities decreased to $64,526 in the first quarter of 1996 from $78,809 in the first quarter of 1995.

PART II
OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.
- - --------------------------
There have been no material developments regarding the legal proceedings described in the Company's Form 10-KSB for the period ended December 31, 1995. The reader is therefore referred to those filings.


ITEM 2.  CHANGES IN SECURITIES.
- - ------------------------------
Not applicable.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.
- - ----------------------------------------
Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
- - ------------------------------------------------------------
Not applicable


ITEM 5.  OTHER INFORMATION.
- - --------------------------
Not applicable


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
- - ------------------------------------------
(a) The following exhibits are attached to the Company's Form 10-QSB for the quarter ending March 31, 1996:

     (i) Option to Purchase Interest in Mining Claims between the
         Company and Idaho Mining & Development Co.

(b) No reports on Form 8-K were filed in the quarter ending March 31, 1996.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       IDAHO CONSOLIDATED METALS CORP.



DATED: June 18, 1996                   By: /s/ Delbert W. Steiner
                                          ---------------------------
                                          Delbert W. Steiner,
                                          President and Chief
                                          Executive Officer



DATED: June 18, 1996                   By: /s/ Kenneth A. Scott
                                          ---------------------------
                                          Kenneth A. Scott, Chief
                                          Chief Financial Officer

OPTION TO PURCHASE INTEREST IN MINING CLAIMS

Agreement made and effective this ___ day of __________, 1996, by and between Idaho Mining & Development Co. of Cottonwood, Idaho 83522, hereinafter "Optionor", and, Idaho Consolidated Metals Corporation with primary office at 504 Main, Suite 470, Lewiston, Idaho 83501, hereinafter "Optionee".

The parties hereto recognize Optionor currently owns or has a leasehold interest in an undivided 40% interest in certain mining claims named the Golden Eagle Mine, a complete list and description of which is attached hereto and made a part hereof by reference, and Optionee is the undivided owner or leaseholder of a 60% interest therein.

The parties further recognize that Optionee is interested in a joint venture agreement with a third party mining company involving the entire property known as the Golden Eagle.

The parties hereto agree upon the terms and condition hereinafter set forth.

1. DEFINITIONS. The following terms and expressions shall have the following meanings:

   a) "Construction" includes the supply, construction, erection and or installation of all reasonably required mining, milling and processing equipment and plant or improvements to be used for mining and treatment of Minerals, including open pit capital equipment, open pit preproduction stripping, underground capital equipment, underground mine preparation, accommodation facilities and buildings, ancillary equipment and buildings, engineering, office and on-site administration.

   b) "Development" shall mean the activity, operations or work performed on the Property in preparing for the removal of a deposit of Minerals, or expansion of same, including sampling, metallurgical studies, site mapping and surveying, environmental studies, design engineering, obtaining governmental permits, shaft sinking, underground drifting and drilling, site preparation, driving adits, buildings and improvements, access roads, housing and permanent accommodation facilities and engineering, office and on-site administration.

   c) "Expenditures" in relation to Exploration, Development, Construction and or Mining means the aggregate of all reasonable direct or indirect expenses of or incidental to any or all of the foregoing.

   d) "Exploration" shall mean the activity, operations or work performed for the purpose of ascertaining the existence, location, quantity, quality or extent of deposits of Minerals within the Property including drilling, assaying, geological, geophysical and geochemical surveys, studies and mapping, surveying, trenching, field support and engineering, on-site office and administration.

   e. "Exploration and Evaluation Period" shall mean that period of time commencing with the execution hereof and terminating five years from that date, or such earlier date as Optionee may exercise its option to purchase as described in this Agreement.

   f. "Minerals" means all minerals or substances of every nature and character whatsoever within the limits of the Property; whether or not at the time of execution of the Agreement any mineral was given any commercial consideration by the parties, but excluding minerals not subject to mineral location under the laws of the United states at the time each unpatented mining claim comprising the Property was located, which latter excluded items shall not be deemed the subject of this Agreement.

   g. "Mining" shall mean the activity, operation or the carrying on of mining, extracting, producing and handling Minerals, and all other work incidental thereto, as the same shall be performed with and upon the Minerals including providing accommodation, transportation, milling, smelting, refining and other processing of Minerals performed in connection with such mining, extracting, producing and handling of Minerals.

   h. "Property" shall mean those unpatented mining claims identified on the attached Exhibit A.

2. TITLE. Optionor hereby represents and covenants that (1) he owns the outright right to mine the property by lease or actual ownership free and clear of all liens and encumbrances, (2) he is in possession of a 40% interest in the subject property (3) he has no knowledge of any adverse claim or encumbrance upon the Property, (4) the Property is in good standing under all applicable laws and regulations and all taxes, assessments and filings have been timely paid or filed, (5) he has the full right and authority to enter into this Agreement. Such covenants and warranties are continuing conditions of Optionee's obligations hereunder and shall be expressed in any conveyance to Optionee made pursuant to Exercise of the option granted by this Agreement.

2. INITIAL PAYMENT. As consideration for both the exploration rights and the option to purchase granted hereby, Optionee has paid
   $50,000 to Optionor, the receipt and sufficiency of which is hereby acknowledged by Optionor.

3. WORK PROGRAMS. Optionee shall incur the following Expenditures either by work conducted by Optionee in regard to high grade structures on the property, or by Optionee's third party joint venture partner in the event agreement is reached herewith.

       (i)   First Year                      $30,000
       (ii)  Second Year                     $50,000

   The only Expenditure obligation required of the Optionee is that set forth above. All work done on the subject mining claims shall be treated as beneficial to the outstanding 40% interest currently being optioned under this agreement for the purposes of Paragraph 4, expenditure requirements.

5. PATENT APPLICATION. The parties recognize that 3 claims involved in this option are currently subject to Patent Application No. IDI-28539. The patent process requires that title to claims in the patent procedure remain with the patent applicant. Optionor hereby agrees to sign a separate lease on these 3 claims at the time this option is exercised if the patent process is still going on. Prior to the exercise of this option, Golden Eagle, Golden Eagle 2 and Golden Eagle 3 shall be subject to all the terms and conditions hereof. After the patent is issued, all mineral rights to the property shall go to Optionee and Optionor will sign a separate Quitclaim deed therefor.

6. OPTION TO PURCHASE. Optionor hereby grants to Optionee an exclusive option to purchase the property for a total purchase price paid as follows: $50,000 upon signing this Option and 100,000 shares of Optionee's public trading stock, payable 60 days after the signing hereof and upon completion of document and title evaluation. The parties recognize the property has at least 1,000,000 oz. Of Au in the possible to probable category delineated by previous work and independently confirmed. Consequently, Optionee will pay Optionor an additional $500,000 from Au, production from the property commencing on the 5 year anniversary of this Option to be paid within 3 years thereafter. The unpaid balance to bear interest at 8% per annum.

   The option hereby granted may be exercised any time prior to (5 years from date signed), upon written notice delivered to Optionor 10 days before the closing of the sale of the property as specified by Optionee in the notice; provided, however, that Optionee shall have performed all of the requirements, duties and obligations to be performed by it hereunder. At closing, Optionee shall deliver to Optionor the any remaining stock owed and a promissory note evidencing the payment of $500,000 as the value of existing ounces of Au. at signing hereof and Optionor shall deliver to Optionee an executed, acknowledged deed or other conveyance in proper form conveying the representative 40% undivided interest held by Optionor.

7. POSSESSION DURING EXPLORATION AND EVALUATION PERIOD. Optionee shall have a complete right of access and use of the property as required for mining purposes. Optionor shall have right to Ingress and egress to the three claims in Patent Application IDI-28539.

8. OPTIONOR'S COVENANTS. Optionor covenants while the Agreement between the parties hereto is in effect:

   (a) Not to sell, transfer, encumber, suffer any lien upon, dispose of or deal in the property or title thereto.

   (b) To assist with Optionee in obtaining such permits and approval as Optionee may require or consider advisable to comply with all regulatory or governmental requirements which affect the property. In the event Optionee desires to apply for patent to any of the unpatented mining claims, excepting Golden Eagle, and Golden Eagle 2 and 3, currently subject of a patent application by Optionor, Optionor agrees to assist and cooperate with Optionee in such application, which applications shall be made in the name of Optionor.

   (c) To notify Optionee of any knowledge, communication or notice relating to the property.

   (d) To keep all information and data concerning the property secret and confidential and not to release any such information without prior written consent of Optionee.

   (e) That Optionee, so long as it performs all obligations and covenants on its part to be performed, shall peaceably posses and enjoy the property without interruption or disturbance from Optionor or any other person, firm or corporation.

9. OPTIONEE'S COVENANTS.  Optionee covenants:

   (a) To keep the property in good standing by payment of all taxes and assessments including payment of all state and federal filings and other transfer fees necessary to maintain ownership in the properties.

   (b) To furnish Optionor promptly with copies of surveys, assays, drill logs, and other similar documents obtained by or for Optionee relating to the property.

   (c) To furnish Optionor annually with proposed programs of exploration work and budgets therefor prior to their implementation.

   (d) To pay and discharge all accounts, expenses, and charges incurred by it in respect to work on the property as they become due and to keep the title free of any lien.

   (e) To hold harmless Optionor from all liabilities, loss of any and all kinds and responsibility for environmental damages, charges, fines and penalties of every kind resulting from activities of Optionee.

   (f) To timely prepare for submission (with contemporaneous copies to Optionor) all reports, affidavits, estimates and other filings or documentation of any and all types required to be submitted to local, state and federal government agencies having jurisdiction over the property during the term of this agreement.

10. FORCE MAJEURE. If Optionee is delayed or prevented from carrying out any Exploration, Development, Mining, or work programs as a result of causes beyond the reasonable control of Optionee (including without limiting the generality of the foregoing, acts of God, strikes, lockouts or other labor or industrial disturbances, restraints by governmental agencies, interruptions by government or court orders, future orders of any regulatory body having jurisdiction, delays caused by inability to obtain necessary permits or delays caused by environmental groups, entities or agencies, acts of the public enemy, wars, riots, sabotage, blockages, embargoes, insurrections, failure or inability to secure fuel, powers, materials, contractors or labor, depressed metal prices or other economic conditions, epidemics, snowslides, landslides, lightning, weather conditions materially preventing or impairing work, earthquakes, fires, storms, floods, washouts or explosions), the period of all such delays resulting from such causes or any of them shall be excluded in computing all periods of time within which Optionee must perform work or make payments both before and after exercise of the option to lease as well as the time within which Optionee may exercise the option herein described; provided, however that under no circumstances shall such option be extended beyond February 10, 2001, and if not exercised by that time, said option shall lapse and all rights of Optionee to the Minerals and the Property shall be terminated.

11. TERMINATION. The rights of Optionee granted hereby shall be subject to termination as follows:

     (a) Termination. Any and all rights of Optionee hereunder shall automatically terminate without any action of Optionor in the following events:

     (b) Optionee failing to perform at least the respective amounts of work (value) on or before each of the date set forth in paragraph 4(i).

         (i) If Optionee has not exercised the option granted to it prior to its expiration as hereinafter provided.

         (ii) Nonrectification of substantial breach by Optionee of its obligations hereunder within 60 days of written notice, except, however, no such notice shall be required in the event of failure to make any payments as required by the terms of this Agreement.

         (iii) Rights of Optionee on Termination. On termination, Optionee shall have one year to remove equipment owned or leased by it, but Optionee shall have no right to remove shaft and underground timbers and supports or framework necessary to the use or maintenance of shafts or approaches to mines or workings. After the removal period above provided any equipment remaining on the Property shall become the property of Optionor.

     (c) Other Termination Rights/Duties. Optionee shall have the right at any time to terminate in respect to any part or parts of the Property by written notice given Optionor within the same period required for notice of termination of the Agreement as herein provided. On termination Optionee shall leave the Property or that part relinquished in good and safe condition in accordance with local, state and federal laws.

12. NOTICES. Any notices due or to be delivered hereunder shall be deemed to have been delivered when the same shall have been placed in the United States mails, with sufficient postage affixed, certified, return receipt requested, addressed to the other party at the address set forth in paragraph 1 above. No change of address of any party shall be binding upon or effective as to any other party until 15 days after written notice thereof shall have been delivered to the other party.

13. If at any time prior to or after the exercise of this Option, Optionee concludes that no further mineral development or mining is warranted, a quitclaim deed or other conveyance back to Optionor will be provided upon Optionor's request.

14. ENTIRE AGREEMENT. This Agreement shall be construed in accordance with the laws of the State of Idaho except that all matters relating to unpatented mining claims shall be governed by applicable federal law and regulation. This Agreement constitutes the entire agreements between the parties. All other, prior or contemporaneous agreements or understandings between the parties are merged herein. No additions hereto or alterations hereof shall be binding upon either party until and unless a memorandum in writing expressing such action shall have been executed by both parties.

The parties hereto understand that this Agreement is subject to approval of the Vancouver Stock Exchange and will be submitted therefore.

This Agreement shall be binding upon and shall inure to the benefit of the parties hereto and their respective heirs, personal representatives, successors and assigns.

OPTIONOR:                                                 OPTIONEE:

/s/ Joe Swisher                          /s/ Del Steiner
- - ---------------------------              ----------------------------
Joe Swisher, President                   Del Steiner, President
Idaho Mining & Development Co.           Idaho Consolidated
                                         Metals Corporation