Form 10QSB
period 1996-06-30
IDAHO CONSOLIDATED METALS CORP
filed 1996-09-09
CIK 886183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                              ---------------------
                                   FORM 10-QSB

     [x] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
          For the Quarterly Period ended June 30, 1996

          Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
          For the Transition Period from __________ to ___________

          Commission File Number _________________________________

                        IDAHO CONSOLIDATED METALS CORP.
                      -----------------------------------
                         (Exact Name of Small Business
                      Issuer as Specified in Its Charter)


                            British Columbia, Canada
                    ----------------------------------------
                        (State or other jurisdiction of
                        incorporation or organization)


                                   82-0465571
                    ----------------------------------------
                      (I.R.S. Employer Identification No.)


                           504 Main Street, Suite 475
                             Post Office Box 1124
                             Lewiston, Idaho 83501
                    ----------------------------------------
                    (Address of Principal Executive Offices)


                                 (208)  743-0914
                    ----------------------------------------
                          (Issuer's Telephone Number,
                              Including Area Code)

     Check whether the issuer (1) filed all reports required to be filed by
     Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
     past 90 days.  Yes [ ]   No [X]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,660,508 as of August 15, 1996.

     Transitional Small Business Disclosure Format (check one):
     Yes [ ]  No  [X]

     IDAHO CONSOLIDATED METAL CORP.
     Form 10-QSB
     For the Fiscal Quarter ended June 30, 1996


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


              Signatures

     PART I

     FINANCIAL INFORMATION


     ITEM 1.  FINANCIAL STATEMENTS OF THE COMPANY
     --------------------------------------------

     The following unaudited interim financial statements for the period ending 30 June, 1996, are included in response to item 1 and have been compiled by Staley, Okada, Chandler & Scott, Chartered Accountants.

     The financial statements should be read in conjunction with Management's Discussion and Analysis or Plan of Operations and other financial information included elsewhere in this Form 10-QSB.

                                   SCHEDULE A
                                   ----------
                               IDAHO CONSOLIDATED
                                  METALS CORP.
                         (An Exploration Stage Company)

                          INTERIM FINANCIAL STATEMENTS

                                  30 JUNE 1996

                        Unaudited - See Notice to Reader

                                   U.S. Funds









                         STALEY, OKADA, CHANDLER & SCOTT

                              Chartered Accountants

     NOTICE TO READER
     ----------------

     We have compiled the interim balance sheet of Idaho
     Consolidated Metals Corp. as at 30 June 1996 and the interim statements of changes in shareholders' equity, operations and cash flows for the six months then ended from information provided by
     management.   We have not audited, reviewed or otherwise attempted to
     verify the accuracy or completeness of such information. Readers are cautioned that these statements may not be appropriate for their purposes.




                             /s/ STALEY, OKADA, CHANDLER & SCOTT
                                 CHARTERED ACCOUNTANTS


     Burnaby, B.C.
     2 August 1996

     Idaho Consolidated Metals Corp.                            Statement 1
     (An Exploration Stage Company)
     Interim Balance Sheet
     As at 30 June
     U.S. Funds
     Unaudited - See Notice to Reader

                                                    1996          1995
                                                 -----------   -----------
                       ASSETS
     Current:
       Cash                                      $ 1,021,393   $    10,710
       Prepaid expenses                                    -           539
       Accounts receivable                            10,000            28
       Inventory                                     129,416        99,416
                                                 -----------   -----------
                                                   1,160,809       110,693
     Share Capital in Trust                          153,448             -
     Capital Assets                                    3,022         3,632
     Resource Property Costs
       - Schedule 2                                4,009,731     3,539,234
                                                 -----------   -----------
                                                 $ 5,327,010   $ 3,653,559
                                                 ===========   ===========
                    LIABILITIES
     Current:
       Bank loan                                 $    30,409   $         -
       Accounts payable - related parties            118,089       215,392
         - other                                     418,989       341,824
       Accrued claims rental fees                    213,850       152,750
       Current portion of notes payable              699,429        80,000
                                                 -----------   -----------
                                                   1,480,766       789,966
     Notes Payable                                    20,078             -
                                                 -----------   -----------
     Share Subscriptions Payable                   1,260,495       155,000
                                                 -----------   -----------
                SHAREHOLDERS' EQUITY

     Share Capital - Statement 2                   5,721,590     5,095,447
     Deficit - Accumulated during the
       exploration stage - Statement 2            (3,103,334)   (2,334,269)
     Foreign Currency Translation
       Adjustments - Statement 2                     (52,585)      (52,585)
                                                   2,565,671     2,708,593
                                                 -----------   -----------
                                                 $ 5,327,010   $ 3,653,559
                                                 ===========   ===========
     ON BEHALF OF THE BOARD:

     /s/ E. R. Knickel, Director
     ---------------------------
     /s/ Delbert W. Steiner, Director
     --------------------------------

     Idaho Consolidated Metals Corp.                            Statement 2
     Interim Statement of Changes in Shareholders' Equity
     U.S. Funds
     Unaudited - See Notice to Reader

                                                               Deficit
                                                             Accumulated    Foreign
                                        Common Shares        During the     Currency
                                   -----------------------   Exploration   Translation
                                    Shares       Amount         Stage      Adjustment       Total
                                   ---------   -----------   -----------  ------------   -----------
     Balance - 31 December 1994    5,310,044   $ 4,298,476   $(1,794,488)  $   (52,585)  $ 2,451,403
     Issuance of shares for
       exercise of warrants
       ($2.23 per share)              30,000        66,900             -             -        66,900
     Private placement ($1.50
       per share)                    290,464       435,696             -             -       435,696
     Release of escrowed shares
       for executive compen-
       sation ($1.57 per share)            -       294,375             -             -       294,375
     Loss for the period                   -             -      (539,781)            -      (539,781)
                                   ---------   -----------   -----------   -----------   -----------
     Balance - 30 June 1995        5,630,508   $ 5,095,447   $(2,334,269)  $   (52,585)  $ 2,708,593
                                   =========   ===========   ===========   ===========   ===========
     Balance - 31 December 1995    5,630,508   $ 5,510,097   $(2,645,366)  $   (52,585)  $ 2,812,146
     Release of escrowed shares
       for executive compen-
       sation ($0.55 per share)            -       171,973             -             -       171,973
     Options exercised ($1.32
       per share)                     30,000        39,520             -             -        39,520
     Loss for the period                   -             -      (457,968)            -      (457,968)
                                   ---------   -----------   -----------   -----------   -----------
     Balance - 30 June 1996        5,660,508   $ 5,721,590   $(3,103,334)  $   (52,585)  $ 2,565,671
                                   =========   ===========   ===========   ===========   ===========

     Idaho Consolidated Metals Corp.                            Statement 3
     Interim Statement of Operations
     For the Six Months Ended 30 June
     U.S. Funds
     Unaudited - See Notice to Reader


                                                      1996         1995
                                                   ----------   ----------
     Operating Expenses:
       General and administrative                  $  422,275   $  539,988
       Other (Income) Expense:
         Interest income                               (2,034)        (356)
       Interest expense                                37,727          149
                                                   ----------   ----------
                                                       35,693         (207)
                                                   ----------   ----------
     Loss for the Period                           $  457,968   $  539,781
                                                   ==========   ==========
     Loss Per Common Share                         $     0.08   $     0.10
                                                   ==========   ==========
     Weighted Average Number of
       Common Shares Outstanding                    5,633,008    5,506,981
                                                   ==========   ==========

     Idaho Consolidated Metals Corp.                            Statement 4
     Interim Statement of Cash Flows
     For the Six Months Ended 30 June
     U.S. Funds
     Unaudited - See Notice to Reader

                                                      1996         1995
                                                   ----------   ----------
     Cash Resources Provided By (Used In)
       Operating Activities:
         Loss for the period                       $ (457,968)  $ (539,781)
         Items not affecting cash:
           Amortization                                   534        1,448
           Loss on disposal of capital assets               -        4,576
           Release of escrowed shares for
             executive compensation                   171,973      294,375
         Changes in current assets and
           liabilities:
             Accounts receivable                       34,238        2,283
             Prepaid expenses                               -        1,906
             Inventory                                 (5,000)           -
             Accounts payable - related parties         1,216      (28,734)
                              - other                  93,169      123,976
                                                   ----------   ----------
               Net cash used in operating
                 activities                          (161,838)    (139,951)
                                                   ----------   ----------
     Investing Activities:
       Share capital in trust                        (153,448)           -
       Property rights, plant and equipment           (63,095)    (208,376)
                                                   ----------   ----------
               Net cash used in investing
                 activities                          (216,543)    (208,376)
                                                   ----------   ----------
     Financing Activities:
       Bank loan                                       (4,999)           -
       Proceeds (repayments) of notes payable          29,507     (400,000)
       Net proceeds from sale of common
         stock                                         39,520      502,596
       Share subscriptions payable                  1,168,445      155,000
                                                   ----------   ----------
               Net cash provided by financing
                 activities                         1,232,473      257,596
                                                   ----------   ----------
     Net Increase (Decrease) in Cash                  854,092      (90,731)
     Cash position - Beginning of Period              167,301      101,441
                                                   ----------   ----------
     Cash Position - End of Period                 $1,021,393   $   10,710
                                                   ==========   ==========

     Idaho Consolidated Metals Corp.                             Schedule 1
     Interim Schedule of Administrative Expenses
     For the Six Months Ended 30 June
     U.S. Funds
     Unaudited - See Notice to Reader

                                                      1996         1995
                                                   ----------   ----------
     Executive compensation                        $  171,973   $  294,375
     Professional fees                                 82,616      115,012
     Management fees and wages                         54,966       19,940
     Shareholder information                           54,561       27,652
     Office and general                                20,004       18,476
     Travel                                            18,797       17,945
     Transfer agent and filing fees                     7,163        4,743
     Office rent                                        6,181        8,210
     Finance fees                                       5,067       21,728
     Amortization                                         534        1,448
     Entertainment and promotion                          413        5,883
     Loss on disposal of capital assets                     -        4,576
                                                   ----------   ----------
     Expenses for the Period                       $  422,275   $  539,988
                                                   ==========   ==========

     Idaho Consolidated Metals Corp.                             Schedule 2
     Interim Schedule of Resource Property Costs
     For the Six Months Ended 30 June
     U.S. Funds
     Unaudited - See Notice to Reader


                                                      1996         1995
                                                   ----------   ----------
     Direct - Mineral:
       Idaho County, Idaho, U.S.A.:
         Staking, filing and claim rental          $   56,037   $   70,550
         Process plant and equipment                   29,027       53,552
         Camp and general                              28,313       12,014
         Lease payments                                19,500            -
         Geological                                     4,632       49,754
         Assaying                                       4,497        8,112
         Taxes and licenses                             1,459       16,733
         Environmental                                    180            -
         Stripping                                          -       26,295
         Survey                                             -        1,916
         Option payments received                     (50,000)           -
                                                   ----------   ----------
     Costs for the Period                              93,645      238,926
     Balance - Beginning of Period                  3,916,086    3,300,308
                                                   ----------   ----------
     Balance - End of Period                       $4,009,731   $3,539,234
                                                   ==========   ==========

                                   SCHEDULE B


     1.  YEAR-TO-DATE REQUIREMENTS

         a.  Deferred costs, exploration and development:
               See attached Schedule 2 for details.
         b.  General and administrative:
               See attached Schedule 1 for details.
         c.  Expenditures to non-arms length parties:
                                                                 U.S. Funds
                                                                 ----------
               Paid management fees to president and director      $11,512
               Paid management fees to a director                      154
                                                                   -------
                                                                   $11,676
                                                                   =======

     2.  FOR THE QUARTER ENDED 30 JUNE 1996a.Securities issued:

                            Type of                                  Total      Type of
                  Date      Security  Type of Issue  Number  Price  Proceeds  Consideration  Commission
               -----------  --------  -------------  ------  -----  --------  -------------  ----------
               17 May 1996   Common      Options     30,000  $1.80  $54,000        Cash         None


         b.  Options granted:

               Date Granted     Number        Type         Name       Price     Expiration Date
               ------------     -------     --------     --------     -----     ---------------
               17 May 1996      250,000     Employee     K. Scott     $3.30       17 May 2000
               17 May 1996       75,000     Employee     T. Weed      $3.30       17 May 2000

     3.  AS AT 30 JUNE 1996

         a.  Authorized and issued share capital:

                                                         Issued
                                                 ----------------------
                                    Authorized               CDN Funds
               Class    Par Value     Number      Number      Amount
               ------   ---------   ----------   ---------   ----------
               Common     N.P.V.    20,000,000   5,660,508   $5,721,590


         b. Summary of options, warrants and convertible securities outstanding:

                Date Granted     Number      Type         Name        Price   Expiration Date
               ---------------   -------   --------   -------------   -----   ---------------
               30 October 1995    60,000   Director   D. W. Steiner   $1.80   30 October 1999
               30 October 1995    50,000   Director   E. R. Knickel   $1.80   30 October 1999
               30 October 1995    30,000   Director   P. Lepik        $1.80   30 October 1999
               30 October 1995    50,000   Employee   W. Struck       $1.80   30 October 1999
               30 October 1995    30,000   Employee   G. Magnuson     $1.80   30 October 1999
               17 May 1996       250,000   Employee   K. Scott        $3.30   17 May 2000
               17 May 1996        75,000   Employee   T. Weed         $3.30   17 May 2000
                                 -------
                                 545,000
                                 =======

       c.  Shares in escrow or subject to pooling:

             562,500 common shares

       d.  List of directors:

             D. W. Steiner
             E. R. Knickel

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
     ------------------------------------------------------------------
     (Dollar references are in U.S. dollars, unless otherwise specified.)

     This Report on Form 10-QSB contains forward-looking statements. A forward-looking statement may contain words such as "will continue to be," "will be," "continue to," "expect to," "anticipates that," "to be," or "can impact." Management cautions that forward-looking statements are subject to risks and uncertainties that could cause the Company's actual results to differ materially from those projected in forward-looking statements.

     RESULTS OF OPERATIONS

     Quarter ended June 30, 1996 compared with the quarter ended
     June 30, 1995. The Company is in the exploration stage and has yet to generate revenue from production. The Company continues to explore its mineral properties in an effort to establish proven economic ore reserves. The construction of the process plant on the Eckert Hill Property was completed during the year ended December 31, 1995 and will be used initially as a bulk test facility to process samples from the Company's various properties and from other properties.
     Activities at the plant have been temporarily suspended while the Company interviews for the position of metallurgist. The metallurgist will be responsible for finalization of plant design and construction and start-up of the plant. The facility will remain a pilot plant until sufficient ore reserves and gold concentrates are realized to take the facility into economic production.

     The Company has recently completed closing agreements with Idaho Gold Corporation, a subsidiary of Bema Gold Corporation, to acquire the Buffalo Gulch, Deadwood and Friday properties.

     In the second quarter of 1996, general and administrative expenses decreased by $83,144 as compared to 1995. The decrease was mainly due to a decrease in executive compensation expense as a result of a decline in qualifying exploration and development expenditures in the quarter.

     Under U.S. generally accepted accounting principles, the Company must record executive remuneration on the release of performance shares from escrow. The Company issued 750,000 shares at the time of its initial public offering to the original principal founders of the Company at a price of $0.01 CDN. per share, subject to the terms of an escrow agreement. The number of shares released from escrow is calculated on an annual basis as the Company expends qualifying amounts on its exploration and development programs, and the Company must seek regulatory approval for each release. During the second quarter of 1996, the Company expended sufficient amounts on exploration and development to qualify for a release of 41,475 shares, which results in $83,365 of executive remuneration and a corresponding $83,365 increase in share capital. During the second quarter of 1995, the Company expended sufficient amounts to qualify for a release of 113,400 shares, which resulted in $178,038 of executive remuneration and a corresponding $178,038 increase in share capital. The executive remuneration is a deemed amount and is based upon the fair market value of the Company's common shares during the relevant quarter. Regulatory approval of this release has yet to be obtained.

     During the quarter ended June 30, 1996, the Company expended $63,844 on its resource property exploration, development and acquisition program as compared to $144,842 in the second quarter of 1995. The decrease is related to reduced exploration and development activities as the Company seeks to obtain sufficient financing to continue with its programs. The expenditures during the second quarter of 1996 were mainly related to the accrual of claim rental fees payable to the Bureau of Land Management ("BLM") and minor exploration costs. During the second quarter of 1996, the Company also received a $50,000 option payment on the Petsite and Golden Eagle properties under the terms of the Cyprus Gold Exploration Corporation ("Cyprus") joint venture agreement.

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

     The Company challenged the 1993 introduction of the claim rental fees system by the BLM and has requested a waiver of these fees which would amount to approximately $460,000 for 1993 and 1994. The request for the waiver was denied by the BLM which resulted in an appeal to the United States Department of the Interior which was also denied.

     Management identified approximately 1,700 peripheral claims which were dropped as a result of this decision because they do not unduly affect the status of each claim block. The key claims in each claim block have been maintained, and accordingly an accrual of $213,850 has been made in the financial statements comprised of $61,100 for each of 1993 to 1995 and $15,275 for each of the quarters ended March 31, 1996 and June 30, 1996 representing the approximate amount of claim rental fees which are owing to the BLM.

     The net loss for the year to June 30, 1996 decreased to $457,968 ($0.08 per share) from $539,781 ($0.10 per share) for the year to June 30, 1995.

     LIQUIDITY AND CAPITAL RESOURCES

     The Company anticipates, based on currently proposed plans and assumptions relating to its operations and exploration activities, that the proceeds of private placements and the exercise of stock options during the ensuing year will be sufficient to satisfy the Company's contemplated cash requirements for the ensuing 12 month period. The Company has also signed a letter of engagement with Whalen Beliveau of Toronto, Canada for a large private placement to fund capital expenditures on the construction of the Buffalo Gulch Mine. The Eckert Hill Property in Idaho and its related process plant will require approximately $450,000 for commissioning of the process plant for bulk sample testing and for the related geological expenditures and feasibility studies. The Bema Properties will require approximately $250,000 for permitting and an initial exploration program. The Company estimates a cash requirement of approximately $300,000 on the Mineral Zone and other properties for claim rental fees and general exploration programs. The Company requires approximately $480,000 for general and administrative expenditures for the ensuing 12 month period, $699,429 for payments on its notes payable and approximately $85,000 related to the proposed application to the Toronto Stock Exchange for listing and market making expenses. The remaining proceeds of private placements and the exercise of stock options will be reserved for general working capital purposes to reduce current liabilities.

     The Company has $699,429 in payments on notes payable due in the next year. The Company anticipates repayment of these notes from the proceeds of private placements and the exercise of stock options.

     The Company expects to fund exploration of the Petsite and Golden Eagle properties through its joint venture with Cyprus under which Cyprus has been granted an option to earn a 70% working interest in the properties. The Company is also in discussions to obtain joint venture partners on certain of its other properties.

     As at June 30, 1996, the Company has a working capital deficiency of $319,957. The Company anticipates improvement of this deficiency from the proceeds of private placements and the exercise of stock options during the ensuing year. The Company may also seek a debt restructuring plan with its current debt holders during 1996 in order to correct this deficiency.

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

     As at June 30, 1996, the Company had a working capital deficiency of $319,957 as compared to a deficiency of $679,273 at June 30, 1995.

     Cash flows generated from the financing activities of the Company were recorded at the periods ended June 30 1996 and 1995 of $1,232,473 and $257,596 respectively. The long-term debt increased to $20,078 at June 30, 1996 from $Nil at June 30, 1995, and current liabilities increased to $1,480,766 at June 30, 1996 from $789,966 at June 30,
     1995. The Company has also raised share subscriptions totaling $1,260,495 as compared to $155,000 as at June 30, 1995 related to a private placement of 377,950 units comprised of 2 common shares and 1 warrant which will allow the holder to purchase an additional common share for $1.75 U.S. during the first year following regulatory approval and at $2.75 U.S. during the second year. The balance of the share subscriptions were received by the Company subsequent to June 30, 1996, bringing the total private placement to $1,322,825.
     Approval in principle has been received on this private placement, and final regulatory approval is a anticipated in the near future. Of the June 30, 1996 current liabilities, $213,850 represents accrued claim rental fees, $699,429 represents the current portion of notes payable to shareholders and $118,089 are amounts payable to various related parties. The balance of current liabilities consists of a bank loan in the amount of $30,409 and approximately 120 days of unpaid trade accounts payable. Legal fees represent a significant portion of these unpaid trade accounts payable.

     The Company is in the process of reincorporating in the State of Wyoming, U.S.A. which, if completed, could impair the Company's ability to use Canadian net operating loss carryforwards and could result in certain Canadian exit taxes.

     Negative cash flows from operating activities were recorded for the periods ended June 30, 1996 and 1995 of ($161,838) and ($139,951)
     respectively. The Company will continue recording negative cash flows from operating activities unless significant revenue is generated from ore production. This continued negative cash flow will have a material negative impact on liquidity.

     Investing activities consist of funds being expended on resource properties. The net cash expended on investing activities increased to $216,543 to June 30, 1996 from $208,376 to June 30, 1995.

     PART II

     OTHER INFORMATION

     ITEM 1. LEGAL PROCEEDINGS
     -------------------------
     There have been no material developments regarding the legal proceedings described in the Company's Form 10-KSB for the period ended December 31, 1995. The reader is therefore referred to those filings.


     ITEM 2. CHANGES IN SECURITIES
     -----------------------------
     Not applicable.


     ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     ---------------------------------------
     Not applicable.


     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     -----------------------------------------------------------
     (a)  On June 24, 1996, the Company held its Annual Meeting of
          Shareholders.

     (b) At the meeting, the shareholders passed a resolution increasing the Board of Directors from three (3) to five (5). The shareholders re-elected two (2) directors previously serving on the board: Delbert W. Steiner and Edwin R. Knickel. The third prior director, Peter Lepik, did not stand for election. The shareholders also elected Geddes Webster to sit upon the Board. There were no other persons nominated to run for director of the Company, and no opposing votes.

     (c) The following is a tabulation of the vote for each of the matters submitted to a vote of shareholders at the annual meeting.

                                             For      Against   Abstaining
                                          ---------   -------   ----------
          (i)    Del Steiner
                 Edwin R. Knickel         2,897,895     -0-         -0-
                 Geddes Webster

          (ii)   Increasing the number    2,897,895     -0-         -0-
                 of directors on the
                 Board from 3 to 5.

          (iii)  Increasing the number
                 of authorized shares     2,897,895     -0-         -0-
                 from 20,000,000 to
                 100,000,000.

                                             For      Against   Abstaining
                                          ---------   -------   ----------
          (iv)   Cancellation of the
                 existing Articles of     2,897,895     -0-         -0-
                 Incorporation as filed
                 with the Registrar of
                 Companies and adoption
                 of a new form of
                 Articles of the Company.

          (v)    Continuation of Coopers  2,897,895     -0-         -0-
                 and Lybrand, Chartered
                 Accountants, as the
                 Company's auditor and
                 the setting of remunera-
                 tion for the auditor.

          (vi)   Authorization to allow   2,897,895     -0-         -0-
                 directors to grant
                 incentive stock options
                 to insiders of the
                 Company and to renegoti-
                 ate existing stock
                 options upon such terms
                 as may be acceptable
                 to the Vancouver Stock
                 Exchange.

          (vii)  Motion by shareholder      892,993   1,994,902    10,000
                 to adjourn the motion
                 to cancel the existing
                 articles of the Company
                 and tabling the revised
                 articles.


     ITEM 5.  OTHER INFORMATION
     --------------------------

     Not applicable

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
     ------------------------------------------
     (a) The following exhibits are attached to the Company's Form 10-QSB for the quarter ending June 30, 1996:

          (3.a) Articles of Incorporation adopted by shareholder vote at the Annual General Meeting.

          (10.1) Joint Venture Agreement between the Company and Cyprus
                 Gold Exploration Corporation.

          (10.2) Agreement to Assign Interest - Deadwood claims.

          (10.3) Agreement to Assign Interest - Friday claims.

          (10.4) Agreement to Assign Interest - Buffalo Gulch claims.

          (20.1) Notice of Annual General Meeting, Information Circular and
                 Form of Proxy.

          (27)   Financial Data Schedule

     (b) There were no reports on Form 8-K filed during the second quarter ending June 30, 1996.

     SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  IDAHO CONSOLIDATED METALS CORP.


     DATED:  August 26, 1996      By:  /s/ Delbert W.  Steiner
                                       -----------------------------------
                                       Delbert W. Steiner, President
                                         and Chief Executive Officer



     DATED:  August 26, 1996      By:  /s/ Kenneth A.  Scott
                                       -----------------------------------
                                       Kenneth A. Scott
                                       Chief Financial Officer