Form 10QSB
period 1996-09-30
IDAHO CONSOLIDATED METALS CORP
filed 1996-11-19
CIK 886183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                      -------------------------------------
                                   FORM 10-QSB

     [x]  Quarterly Report Pursuant to Section 13 or 15(d)
          of The Securities Exchange Act of 1934
          For the Quarterly Period ended September 30, 1996
          Transition Report under Section 13 or 15(d)
          of the Securities Exchange Act of 1934
          For the Transition Period from       to
                                         -----    -----
          Commission File Number
                                 ----------------------------------------

                        IDAHO CONSOLIDATED METALS CORP.
                        -------------------------------
                         (Exact Name of Small Business
                      Issuer as Specified in Its Charter)

                            British Columbia, Canada
                        --------------------------------
                        (State or other jurisdiction of
                         incorporation or organization)

                                   82-0465571
                        --------------------------------
                      (I.R.S. Employer Identification No.)

                           504 Main Street, Suite 475
                              Post Office Box 1124
                             Lewiston, Idaho  83501
                        --------------------------------
                    (Address of Principal Executive Offices)

                                 (208) 743-0914
                        --------------------------------
                          (Issuer's Telephone Number,
                              Including Area Code)

     Check whether the issuer (1) filed all reports required to be filed by
     Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
     past 90 days.    Yes [X]    No [  ]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,854,208 as of November 6, 1996.

     Transitional Small Business Disclosure Format (check one):

     Yes [ ]    No [X]

     IDAHO CONSOLIDATED METAL CORP.

     Form 10-QSB
     For the Fiscal Quarter ended September 30, 1996


     TABLE OF CONTENTS


     PART I.FINANCIAL INFORMATION

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

         Signatures

     PART I

     FINANCIAL INFORMATION


     ITEM 1.  FINANCIAL STATEMENTS OF THE COMPANY
     --------------------------------------------

     The following unaudited interim financial statements for the period ending September 30, 1996, are included in response to item 1 and have been compiled by Staley, Okada, Chandler & Scott, Chartered
     Accountants.

     The financial statements should be read in conjunction with Management's Discussion and Analysis or Plan of Operations and other financial information included elsewhere in this Form 10-QSB.

                                   SCHEDULE A

                               IDAHO CONSOLIDATED
                                  METALS CORP.
                         (An Exploration Stage Company)


                          INTERIM FINANCIAL STATEMENTS

                                30 SEPTEMBER 1996

                        Unaudited - See Notice to Reader

                                   U.S. Funds



                         STALEY, OKADA, CHANDLER & SCOTT

                              Chartered Accountants

     NOTICE TO READER


     We have compiled the interim balance sheet of Idaho
     Consolidated Metals Corp. as at 30 September 1996 and the interim statements of changes in shareholders' equity, operations and cash flows for the nine months then ended from information provided by
     management.   We have not audited, reviewed or otherwise attempted to
     verify the accuracy or completeness of such information. Readers are cautioned that these statements may not be appropriate for their purposes.




     Burnaby, B.C.                          STALEY, OKADA, CHANDLER & SCOTT
     12 November 1996                                 CHARTERED ACCOUNTANTS

     Idaho Consolidated Metals Corp.                            Statement 1
     (An Exploration Stage Company)
     Interim Balance Sheet
     As at 30 September
     U.S. Funds
     Unaudited - See Notice to Reader



                                                       September 30,
                                                 ------------------------
                                                    1996         1995
                                                 -----------  -----------
                     ASSETS
     Current:
       Cash                                      $   534,526  $    10,224
       Accounts receivable                            85,000           94
       Inventory                                     164,416      124,416
       Prepaid expenses                                    -          269
                                                 -----------  -----------
                                                     783,942      135,003

     Capital Assets:
       Net of accumulated amortization                 9,417        3,937

     Resource Property Costs - Schedule            4,301,072    3,741,421
                                                 -----------  -----------
                                                 $ 5,094,431  $ 3,880,361
                                                 ===========  ===========

                  LIABILITIES

     Current:
       Bank loan                                 $    30,408  $         -
       Accounts payable:
         Related parties                              78,519       88,911
         Other                                       533,477      463,726
       Current portion of notes payable              529,906      415,000
       Share subscriptions payable                         -      340,200
                                                 -----------  -----------
                                                   1,172,310    1,307,837
                                                 -----------  -----------
     Notes Payable                                    20,078            -
                                                 -----------  -----------

     Idaho Consolidated Metals Corp.                            Statement 1
     (An Exploration Stage Company)
     Interim Balance Sheet, Continued
     As at 30 September
     U.S. Funds
     Unaudited - See Notice to Reader



                                                       September 30,
                                                 ------------------------
                                                    1996         1995
                                                 -----------  -----------
             SHAREHOLDERS' EQUITY

     Share Capital - Statement 2                 $ 7,421,177  $ 5,095,447
     Deficit - Accumulated during the
       exploration stage - Statement 2            (3,466,549)  (2,470,338)
     Foreign Currency Translation
       Adjustments - Statement 2                     (52,585)     (52,585)
                                                 -----------  -----------
                                                   3,902,043    2,572,524
                                                 -----------  -----------
                                                 $ 5,094,431  $ 3,880,361
                                                 ===========  ===========

     ON BEHALF OF THE BOARD:


     --------------------------------,
     Director


     --------------------------------,
     Director


     - See Accompanying Notes -

     Idaho Consolidated Metals Corp.                             Statement 2
     Interim Statement of Changes in Shareholders' Equity
     U.S. Funds
     Unaudited - See Notice to Reader

                                                              Deficit
                                                            Accumulated   Foreign
                                         Common Shares      During the    Currency
                                    ----------------------  Exploration  Translation
                                     Shares      Amount        Stage     Adjustment      Total
                                    ---------  -----------  -----------  -----------  -----------
      Balance - 31 December 1994    5,310,044  $ 4,298,476  $(1,794,488) $   (52,585) $ 2,451,403
        Issuance of shares for
          exercise of warrants
          ($2.23 per share)            30,000       66,900            -            -       66,900
        Private placement ($1.50
          per share)                  290,464      435,696            -            -      435,696
        Release of escrowed
          shares for executive
          compensation ($1.57 per
          share)                            -      294,375            -            -      294,375
        Loss for the period -
          Statement 3                       -            -     (675,850)           -     (675,850)
                                    ---------  -----------  -----------  -----------  -----------
      Balance - 30 September 1995   5,630,508  $ 5,095,447  $(2,470,338) $   (52,585) $ 2,572,524
                                    =========  ===========  ===========  ===========  ===========

      Balance - 31 December 1995    5,968,308  $ 5,602,147  $(2,645,366) $   (52,585) $ 2,904,196
        Options exercised              30,000       39,520            -            -       39,520
        Private placement ($1.50
          per share)                  100,000      150,000            -            -      150,000
        Private placement ($1.75
          per share)                  755,900    1,322,825            -            -    1,322,825
        Finder's fee                        -      (45,000)           -            -      (45,000)
        Release of escrowed
          shares for executive
          compensation ($1.28 to
          $2.34 per share)                  -      351,685            -            -      351,685
        Loss for the period -
          Statement 3                       -            -     (821,183)           -     (821,183)
                                    ---------  -----------  -----------  -----------  -----------
      Balance - 30 September 1996   6,854,208  $ 7,421,177  $(3,466,549) $   (52,585) $ 3,902,043
                                    =========  ===========  ===========  ===========  ===========


      - See Accompanying Notes -

     Idaho Consolidated Metals Corp.                            Statement 3
     Interim Statement of Operations
     For the Nine Months Ended 30 September
     U.S. Funds
     Unaudited - See Notice to Reader



                                                      1996        1995
                                                   ----------  ----------
     Administrative Expenses:
       Executive compensation                      $  351,685  $  294,375
       Professional fees                              142,786     140,791
       Management fees and wages                      116,448      64,413
       Shareholder information                         54,846      46,030
       Office and general                              42,904      32,358
       Travel                                          33,712      27,862
       Transfer agent and filing fees                  12,953       5,012
       Office rent                                      9,082       9,510
       Finance fees                                     5,067      29,453
       Entertainment and promotion                      1,982       6,873
       Amortization                                     1,102       1,143
       Loss on disposal of capital assets                   -       4,576
                                                   ----------  ----------
                                                      772,567     662,396
                                                   ----------  ----------
     Other (Income) Expense:
       Interest income                                 (5,925)       (761)
       Interest expense                                54,541      14,215
                                                   ----------  ----------
                                                       48,616      13,454
                                                   ----------  ----------
     Loss for the Period                           $  821,183  $  675,850
                                                   ==========  ==========
     Loss Per Common Share                         $     0.14  $     0.12
                                                   ==========  ==========
     Weighted Average Number of Common Shares
       Outstanding                                  6,012,344   5,506,981
                                                   ==========  ==========


     - See Accompanying Notes -

     Idaho Consolidated Metals Corp.                            Statement 4
     Interim Statement of Cash Flows
     For the Nine Months Ended 30 September
     U.S. Funds
     Unaudited - See Notice to Reader

                                                      1996        1995
                                                   ----------  ----------
     Cash Resources Provided By (Used In):
       Operating Activities:
         Loss for the period                       $ (821,183) $ (675,850)
         Items not affecting cash
         Amortization                                   1,102       1,143
         Loss on disposal of capital assets                 -       4,576
         Release of escrowed shares for
           executive compensation                     351,685     294,375
         Changes in current assets and
           liabilities:
             Accounts receivable                      (40,762)      2,217
             Inventory                                (40,000)    (25,000)
             Prepaid expenses                               -       2,176
             Accounts payable:
               Related parties                        (38,354)   (155,215)
               Other                                  (21,468)     77,853
                                                   ----------  ----------
                 Net cash used in operating
                   activities                        (608,980)   (473,725)
                                                   ----------  ----------
     Investing Activities:
       Property rights, plant and equipment          (339,161)   (395,288)
       Capital assets                                  (6,963)          -
                                                   ----------  ----------
                 Net cash used in investing
                   activities                        (346,124)   (395,288)
                                                   ----------  ----------
     Financing Activities:
       Bank loan                                       (5,000)          -
       Repayments of notes payable                   (140,016)    (65,000)
       Net proceeds from sale of common
         stock                                      1,819,030     502,596
       Share capital issued for non-cash
         consideration                               (351,685)          -
       Share subscriptions payable                          -     340,200
                                                   ----------  ----------
                 Net cash provided by financing
                   activities                       1,322,329     777,796
                                                   ----------  ----------
     Net Increase (Decrease) in Cash                  367,225     (91,217)
     Cash position - Beginning of period              167,301     101,441
                                                   ----------  ----------
     Cash Position - End of Period                 $  534,526  $   10,224
                                                   ==========  ==========

     - See Accompanying Notes -

     Idaho Consolidated Metals Corp.                               Schedule
     Interim Schedule of Resource Property Costs
     For the Nine Months Ended 30 September
     U.S. Funds
     Unaudited - See Notice to Reader



                                                      1996        1995
                                                   ----------  ----------
     Direct - Mineral:
       Idaho County, Idaho, U.S.A.:
         Staking, filing and claim rental          $  154,299  $  105,213
         Process plant and equipment                  103,807     127,519
         Acquisition, lease and advance
           royalties                                   94,400      41,200
         Camp and general                              35,054      20,259
         Geological                                    30,313      55,129
         Assaying                                      13,442      13,044
         Drilling                                       2,032           -
         Taxes and licenses                             1,459      45,488
         Environmental                                    180           -
         Stripping                                          -      31,345
         Survey                                             -       1,916
         Option payment received                      (50,000)          -
                                                   ----------  ----------
     Costs for the Period                             384,986     441,113
     Balance - Beginning of period                  3,916,086   3,300,308
                                                   ----------  ----------
     Balance - End of Period                       $4,301,072  $3,741,421
                                                   ==========  ==========

     - See Accompanying Notes -

     Idaho Consolidated Metals Corp.
     Notes to Interim Financial Statements
     30 September 1996
     U.S. Funds
     Unaudited - See Notice to Reader


     1.  Significant Accounting Policies

         The notes to the financial statements as of 31 December 1995, as set forth in the company's 1995 Annual Report on Form 10-K, substantially apply to these interim financial statements and are not repeated here.


     2.  Interim Financial Statements Adjustments

         The financial information given in the accompanying unaudited interim financial statements reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods reported. All such adjustments are of a normal recurring nature. All financial statements presented herein are unaudited.

     SCHEDULE B                                                 Page 1 of 2


     1.  YEAR-TO-DATE REQUIREMENTS

         a)  Deferred costs, exploration and development:

             See attached Schedule for details.


         b)  General and administrative:

             See attached interim financial statements for details.


         c)  Expenditures to non-arms length parties:

                                                               U.S. Funds
                                                               ----------
               Paid management fees and salary to president
                 and director                                   $25,753
               Paid management fees to directors                  3,464
                                                                -------
                                                                $29,217
                                                                =======

     2.  FOR THE QUARTER ENDED 30 SEPTEMBER 1996

         a)  Securities issued:


                                                                               Total                                    Net
                               Type of                                        Proceeds       Type of                  Proceeds
                    Date       Security    Type of Issue     Number    Price  U.S. Funds  Consideration  Commission  U.S.Funds
                -------------  --------  -----------------  ---------  -----  ----------  -------------  ----------  ----------
                12 Sept. 1996  Common    Private placement    337,800  $1.50  $  506,700       Cash         None     $  506,700
                12 Sept. 1996  Common    Private placement    100,000  $1.50     150,000       Cash         None        150,000
                12 Sept. 1996  Common    Private placement    755,900  $1.75   1,322,825       Cash       $45,000     1,277,825
                                                            ---------         ----------                             ----------
                                                            1,193,700         $1,979,525                             $1,934,525
                                                            =========         ==========                             ==========

           b)  Options granted:

             NONE

     3.  AS AT 30 SEPTEMBER 1996

           a)  Authorized and issued share capital:

                      Authorized                       Issued
                                                     ----------
                                                     U.S. Funds
             Class    Par Value Number    Number       Amount
             ------   ----------------  ----------   ----------
             Common        N.P.V.       20,000,000   $6,854,208  $7,421,177

         b) Summary of options, warrants and convertible securities outstanding:

                                Price                              CND
              Date Granted     Number      Type        Name       Funds     Expiry Date
             ---------------   -------   --------   -----------   -----   ---------------
             Options:

             30 October 1995    60,000   Director   D.W. Steiner  $1.80   30 October 1999
             30 October 1995    50,000   Director   E.R. Knickel  $1.80   30 October 1999
             30 October 1995    30,000   Director   P. Lepik      $1.80   30 October 1999
             30 October 1995    50,000   Employee   W. Struck     $1.80   30 October 1999
             30 October 1995    30,000   Employee   G. Magnuson   $1.80   30 October 1999
             17 May 1996       250,000   Employee   K. Scott      $3.30   17 May 2000
             17 May 1996        75,000   Employee   T. Weed       $3.30   17 May 2000
                               -------
                               545,000
                               =======
             Warrants:

             12 September 1996 268,900                            $1.50   12 September 1997
                                                               or $2.50   12 September 1998
             12 September 1996 377,950                            $1.75   12 September 1997
                               -------                         or $2.75   12 September 1998
                               646,850
                               =======

         c)  Shares in escrow or subject to pooling:

             562,500 common shares

         d)  List of directors:

             D.W. Steiner
             E.R. Knickel
             G. Webster

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

     RESULTS OF OPERATION

     Quarter ended September 30, 1996 compared with the quarter ended September 30, 1995.

     The Company is in the exploration stage and has yet to generate revenue from production. The Company continues to explore its mineral properties in an effort to establish proven economic ore reserves. Activities at the Eckert Hill plant were suspended during the quarter while the Company interviewed for the position of metallurgist. The metallurgist was hired in November 1996 and will be responsible for finalization of the design, construction and start-up of the plant. Operations at the facility also remain temporarily suspended as a result of a legal action commenced against the Company in October 1996 by the operator of the facility. The legal action was commenced by Mr. Joe Swisher and Idaho Mining and Development Company and alleges substantial amounts owing to the plaintiffs in excess of amounts accrued within the audited accounts of the Company. The Company intends to honor all amounts properly accrued as owing to the plaintiffs but will vigorously defend against the additional amounts claimed. The Company has filed an action against Mr. Joe Swisher and Silver Crystal Mines, Inc. for breach of contract on the Eckert Hill plant, slander of title and restoration of all property and equipment of the Company. The Company also is seeking an injunction to prevent Mr. Swisher and Silver Crystal Mines, Inc. from using the Swisher-Br process, a precious metals extraction process over which the Company has an exclusive-use license. Once reactivated, the Eckert Hill facility will remain a pilot plant until sufficient ore reserves and gold concentrates are realized to take the facility into full production.

     During the quarter ended September 30, 1996, the Company completed closing agreements with Idaho Gold Corporation, a subsidiary of Bema Gold Corporation, to acquire the Buffalo Gulch , Deadwood and Friday properties. The Company is currently conducting a 10-hole large diameter diamond drill coring program on the Buffalo Gulch property as recommended in a feasibility study authored by Mineral Resources Development Incorporated which was updated in July 1996. The preliminary indications are encouraging and the Company is proceeding with reactivating permits towards putting Buffalo Gulch into production by the fall of 1997. The Company's joint venture with

     Cyprus-Amax on the Petsite and Golden Eagle properties is proceeding well with the completion of an extensive geochemical soil sampling program which has delineated a potentially large gold anomaly. Based on the results, Cyprus-Amax redirected additional funds to conduct a second phase of drilling on the properties. Cyprus-Amax also is conducting a geochemical orientation survey on the Deadwood property and has indicated an interest in participating in a joint venture to further explore and develop this property.

     In the third quarter of 1996, general and administrative expenses increased by $277,884 to $350,292 as compared to $122,408 in the third quarter of 1995. The increase brings total general and administrative expenses to $772,567 at September 30, 1996 as compared to $662,396 at September 30, 1995. The increase was mainly due to $179,712 in executive compensation expense for the third quarter of 1996 as compared to $Nil in the third quarter of 1995 as a result of an increase in qualifying exploration and development expenditures in the quarter as compared to the prior year when sufficient qualifying expenditures had been completed by June 30 to maximize the release of shares from escrow for that year.

     Under U.S. generally accepted accounting principles, the Company must record executive remuneration on the release of performance shares from escrow. The Company issued 750,000 shares at the time of its initial public offering to the original principal founders of the Company at a price of $0.01 CDN. per share, subject to the terms of an escrow agreement. The number of shares released from escrow is calculated on an annual basis as the Company expends qualifying amounts on its exploration and development programs, and the Company must seek regulatory approval for each release. During the third quarter of 1996, the Company expended sufficient amounts on exploration and development to qualify for a release of 76,800 shares, which results in $179,712 of executive remuneration and a corresponding $179,172 increase in share capital. By the second quarter of 1995, the Company had expended sufficient amounts to qualify for the maximum number of shares which could be released in that year, and accordingly no further amounts were calculated in the third quarter of 1995. The executive remuneration is a deemed amount and is based upon the fair market value of the Company's common shares during the relevant quarter. Regulatory approval of this release has yet to be obtained.

     During the quarter ended September 30, 1996, the Company expended $291,341 ($384,986 for the nine months to September 30, 1996) on its resource property exploration, development and acquisition program as compared to $202,187 ($441,113 for the nine months to September 30, 1995) in the third quarter of 1995. The overall decrease is related to reduced exploration and development activities as the Company seeks to obtain sufficient financing to continue its programs. The expenditures during the third quarter of 1996 were mainly related to claim maintenance and administration costs, the payment of $50,000 to Idaho Mining and Development Company on an option to increase the Company's interest in the Golden Eagle properties from 60% to 100%, and minor exploration costs.

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

     In 1994, the Company challenged the 1993 introduction of the claim rental fees system by the BLM and requested a waiver of those fees which would amount to approximately $460,000 for 1993 and 1994. The request for waiver was denied by the BLM, and the Company then appealed that decision to the United States Department of the Interior, which denied the appeal. Management identified approximately 1,700 peripheral claims which were dropped as a result of the decision because they do not unduly affect the status of each claim block. The key claims in each claim block have been maintained, and accordingly an accrual of $229,125 has been made in the financial statements comprised of $61,100 for each of 1993 to 1995 and $15,275 for each of the quarters ended March 31, 1996, June 30, 1996 and September 30, 1996, representing the approximate amount of claim rental fees which are owing to the BLM.

     The net loss for the nine months to September 30, 1996 increased to $821,183 ($0.14 per share) from $675,850 ($0.12 per share) for the nine months to September 30, 1995.

     LIQUIDITY AND CAPITAL RESOURCES

     The Company anticipates, based on currently proposed plans and assumptions relating to its operations and exploration activities, that the proceeds of private placements and the exercise of stock options during the ensuing year will be sufficient to satisfy the Company's contemplated cash requirements for the ensuing 12 month period. The Company has also signed a letter of engagement with Whalen Beliveau of Toronto, Canada to participate in a financial advisory role to locate sufficient funding to finance capital expenditures on the construction of the Buffalo Gulch Mine and other Company projects. The Eckert Hill Property in Idaho and its related process plant will require approximately $450,000 for commissioning of the process plant for bulk sample testing and for the related geological expenditures and feasibility studies. The Bema Properties will require approximately $250,000 for permitting and an initial exploration program. The Company estimates a cash requirement of approximately $300,000 on the Mineral Zone and other properties for claim rental fees and general exploration programs. The Company requires approximately $480,000 for general and administrative expenditures for the ensuing 12 month period, $529,906 for payments on its notes payable and approximately $85,000 related to the proposed application to another stock exchange for listing and market making expenses. The remaining proceeds of private placements and the exercise of stock options will be reserved for general working capital purposes to reduce current liabilities.

     The Company has notes payable of $529,906 due in the next year. The Company anticipates repayment of these notes from the proceeds of outstanding stock purchase warrants and the exercise of stock options.

     The Company expects to fund exploration of the Petsite and Golden Eagle properties through its joint venture with Cyprus under which Cyprus has been granted an option to earn a 70% working interest in the properties. The Company is also in discussions to obtain joint venture partners on certain of its other properties.

     As at September 30, 1996, the Company has a working capital deficiency of $388,368. The Company anticipates improvement of this deficiency from the exercise of warrants from recent private placements and the exercise of stock options during the ensuing year. The Company may also seek a debt restriction plan with its current debt holders and seek additional private placement funding during 1996/97 in order to correct this deficiency.

     The Company is dependent on the proceeds of private placements and the exercise of stock options to fund its general and administrative expenditures and its mineral exploration and development costs. Without such proceeds, the Company may not continue as a going concern. The Company anticipates revenue to be generated during 1997 from the processing of ores through its Eckert Hill facility. The amount of positive cash flows, if any, from such production of ores at the Eckert Hill facility cannot be reasonably estimated, and accordingly the Company will be required to rely on the sale of securities or on a possible joint venture partner for its required funding. The Company will need further funds to continue its operations, and there is no reasonable assurance that such funding will be available.

     As at September 30, 1996, the Company had a working capital deficiency of $388,368 as compared to deficiency of $1,172,834 at September 30, 1995.

     Cash flows generated from the financing activities of the Company were recorded at the periods ended September 30, 1996 and 1995 of $1,322,329 and $777,796 respectively. The long-term debt increased to $20,078 at September 30, 1996 from $Nil at September 30, 1995 and current liabilities decreased to $1,172,310 at September 30, 1996 from $1,307,837 at September 30, 1995. The Company has also issued 1,193,700 shares from treasury in the third quarter of 1996 on the completion of three private placements which netted the treasury $1,934,525. The related cash for these subscriptions was raised during 1995 and 1996 and included in current liabilities at September 30, 1995 was $340,200 related to these private placements. The private placements allow the holders of share purchase warrants to purchase an additional 377,950 common shares for $1.75 U.S. to September 12, 1997 or at $2.75 to September 12, 1998 and an additional 268,900 common shares for $1.50 per share to September 12, 997 or at $2.50 to September 12, 1998. Of the September 30, 1996 current liabilities, $229,125 represents accrued claim rental fees, $529,906 represents the current portion of notes payable to shareholders and $304,352 are amounts payable to various related parties. The balance of current liabilities consists of accrued liabilities, a bank loan in the amount of $30,408 and trade accounts payable. Legal fees represent a significant portion of these unpaid trade accounts payable.

     The Company is considering reincorporating in the State of Wyoming, U.S.A. which, if completed, could impair the Company's ability to use Canadian net operating loss carryforwards and could result in certain Canadian exit taxes.

     Negative cash flows from operating activities were recorded for the periods ended September 30, 1996 and 1995 of ($608,980) and ($473,725)
     respectively. The Company will continue recording negative cash flows from operating activities unless significant revenue is generated from ore production. This continued negative cash flow will have a material negative impact on liquidity.

     Investing activities consist of funds being expended on resource properties. The net cash expended on investing activities decreased to $346,124 to September 30, 1996 from $395,288 to September 30, 1995.

     PART II

     OTHER INFORMATION

     ITEM 1. LEGAL PROCEEDINGS
     ------------------------------

     On October 18, 1996, Joe Swisher and Idaho Mining and Development Company, a company controlled by Mr. Swisher, who together hold more than ten percent (10%) of the outstanding shares of the Company, filed a complaint for damages against the Company in the Idaho State Court, County of Kootenai. The suit alleges, inter alia, that the Company has breached certain contracts in which the Company acquired assets from plaintiffs and that the Company owes monies on certain promissory notes issued by the Company in connection with those acquisitions. (See the Company's Form 10-KSB for the period ended December 31, 1994, "Description of Business," regarding these acquisitions.) Plaintiffs seek compensatory damages in the form of money and/or shares of the Company.

     On October 22, 1996, the Company filed a separate action in the Idaho State Court, County of Nez Pierce, against Swisher and another company controlled by him, Silver Crystal Mines, Inc., alleging, inter alia, breach of contract to build facilities on the Company's land, conversion of assets and slander of title relating to the Company's exclusive licenses to the Swisher-Br Process. (See the Company's Form 10-KSB for the period ended December 31, 1995, "Description of Business," regarding the Company's acquisition of the Swisher-Br Process.) The Company seeks injunctive relief and compensatory damages for the above-mentioned conduct.

     The Company intends to vigorously defend and prosecute the above-mentioned actions, but the expense of the actions and uncertainty of litigation could have a material negative impact on the Company.

     ITEM 2.  CHANGES IN SECURITIES -- Not applicable.

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES -- Not applicable.

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -- Not applicable.

     ITEM 5.  OTHER INFORMATION -- Not applicable.

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

              (a) The following exhibits are attached to the Company's Form 10-QSB for the quarter ending September 30, 1996:

                   10.5  Black Bear Option Agreement dated August 1,1996
                   27    Financial Data Schedule

              (b) There were no reports on Form 8-K filed during the third quarter ending September 30, 1996.

     SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                   IDAHO CONSOLIDATED METALS CORP.



     DATED:  November 19, 1996

     By:     /s/ Delbert W.  Steiner
             -------------------------------------
             Delbert W. Steiner
             President and Chief Executive Officer



     DATED:  November 19, 1996

     By:     /s/ Kenneth A. Scott
             -------------------------------------
             Kenneth A. Scott
             Chief Financial Officer