Form 10KSB
period 1997-12-31
IDAHO CONSOLIDATED METALS CORP
filed 1999-03-10
CIK 886183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                        --------------------------------
                                   FORM 10-KSB

     |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the Fiscal Year Ended December 31, 1997

     |_| TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the Transition Period from __________________ to _____________
     Commission File Number _____________________


                      IDAHO CONSOLIDATED METALS CORPORATION
                 (Name of Small Business Issuer in its Charter)

   British Columbia, Canada                            82-0465571
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

                           504 Main Street, Suite 470
                              Post Office Box 1124
                              Lewiston, Idaho 83501
                    (Address of Principal Executive Offices)
                                 (208) 743-0914
                (Issuer's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12 (g) of the Act:

     Title of each class              Name of each exchange on which registered
     -------------------              -----------------------------------------
           None                                        None

Securities registered pursuant to     Common Stock Without Par Value
Section 12(g) of the Act:             ------------------------------
                                            (Title of Class)

Check  whether  the issuer  has (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenue for its most recent fiscal year. $165,000

The aggregate market value of the voting stock held by non-affiliates of the registrant at December 31, 1997 was C$2,131,262 (based on the closing sale price on the Vancouver Stock Exchange on December 31, 1997). This calculation does not reflect a determination that persons are affiliates for any other purposes.

At December 31, 1997, there were 7,104,208 of the registrant's voting shares issued and outstanding.

Documents incorporated by reference: None

Transitional Small Business  Disclosure Format (check one): Yes [ ] No [X]

                         IDAHO CONSOLIDATED METALS CORP.

                                   Form 10-KSB
                   For the Fiscal Year Ended December 31, 1997

                                TABLE OF CONTENTS

                                                                                                                  Page

PART I
   ITEM 1.  DESCRIPTION OF BUSINESS..................................................................................1
   ITEM 2.  DESCRIPTION OF PROPERTY..................................................................................7
   ITEM 3.  LEGAL PROCEEDINGS.......................................................................................35
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....................................................38

PART II
   ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS................................................39
   ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION...............................................42
   ITEM 7.  FINANCIAL STATEMENTS....................................................................................47
   ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE....................47

PART III
   ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE
            EXCHANGE ACT............................................................................................48
   ITEM 10. EXECUTIVE COMPENSATION..................................................................................49
   ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND   MANAGEMENT........................................51
   ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..........................................................53
   ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K........................................................................58
   SIGNATURES.......................................................................................................62


                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS

Forward-Looking Information

Certain statements within this Form 10-KSB and in the documents attached as exhibits hereto are "forward-looking statements" within the meaning of the United States Private Securities Litigation Reform Act of 1995. Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, using words and phrases such as "expects", "believe", "believes", "plans", "anticipates", "is anticipated", or stating that certain actions, events or results "will", "may", "should", or "can" be taken, occur or be achieved) are not statements of historical fact and may be "forward-looking statements". Such statements may be included, among other places, in the Company's press releases, the Company's 1996 and 1997 Annual Report and the Company's Offering Memorandum dated November 12, 1997. The statements referred to above generally relate to the prospects of the Company's exploration and development activities. Forward-looking statements are based on expectations, estimates and projections at the time the statements are made that involve a number of risks and uncertainties which could cause actual results or events to differ materially from those anticipated by the Company. These risks and uncertainties include, but are not limited to, the inherent risks associated with precious metals and mineral property development and production such as, the competitive nature of the precious metals industry, the existence of competitors with integrated development and marketing organizations, market fluctuations in the world price of gold and other precious metals, the fluctuation in the supply and demand for gold and other precious metals and the proximity and capacity of competitors, the risks and uncertainties associated in complying with governmental regulations, including regulations relating to price controls, taxes, royalties, land tenure, allowable production, the import and export of precious metals and environmental protection, the risk that no commercial quantities of precious metals will be discovered, the uncertainties related to dealing with third-party operators of precious metal properties, the risks and uncertainties related to the future development and acquisition of suitable additional producing properties or prospects, the risks associated with unusual or unexpected geological formations, pressures or other unforeseen conditions during drilling, the risks associated with liabilities and damages relating to pollution or other hazards against which the Company may not be able to adequately insure against and the risk that actual costs incurred in the abandonment of drilling or mines will substantially exceed the estimated abandonment costs. The Company assumes no obligation to update the information contained in this Form 10-KSB upon the occurrence of one or more of the factors listed above.


Summary

The Company was incorporated by registration of its memorandum and articles under the laws of the Province of British Columbia on September 15, 1988 under the name "Consolidated Idaho Platinum Resources Inc." The Company changed its name from "Consolidated Idaho Platinum Resources Inc." to "Idaho Consolidated Metals Corp." (the "Company") effective as of June 30, 1989. The Company's head and principal office is located at 504 Main Street, Suite 470, P.O. Box 1124, Lewiston, Idaho, 83501, U.S.A. The Company's registered and records office is located at #1040 - 1055 West Hastings Street, Vancouver, British Columbia, V6E 2E9, Canada.

The Company has a wholly owned subsidiary, Idaho Consolidated Metals International, Ltd., incorporated under the laws of the British Virgin Islands on July 17, 1996. Its registered and records office is located at Craigmuir Chambers, P.O. Box 71 Road Town, Tortola, British Virgin Islands and its business address is located at 504 Main Street, Suite 470, P.O. Box 1124, Lewiston, Idaho, 83501, U.S.A. This company does not operate any business at this time.

The Company is engaged in the acquisition, exploration and, when warranted, development of precious metals properties and the mining and processing of ores. The principal precious metal targeted by the Company is gold. The Company's business strategy is the production of precious metals from its properties by careful exploration, conservative development and implementation of practices that achieve minimal environmental disturbances. The Company's material property interests consist of the Petsite Property, Tuxedo Property, Dean Mill Property, Friday Property, Deadwood Property, Buffalo Gulch Property, Gallaugher Property, S/S Ophir Property, Mineral Zone Property and Cyprus Joint Venture Agreement. The Company's primary focus is on the Elk City, Idaho area and the Company's four primary properties: Buffalo Gulch, Deadwood, Petsite and Dixie. The Company or its joint venture partner is in the process of carrying out preliminary drilling or exploration programs on these properties except with regard to the Buffalo Gulch Property which is in the development phase and the Petsite, Deadwood and Friday properties which are in the advanced exploration stage. None of the Company's properties are in commercial production. There is no guarantee that ore will be found in any of these properties or that if it is found, it will be found in commercially mineable quantities and grades. For further particulars, see "Description of Property."

Cyprus Joint Venture

On May 20, 1996, the Company entered into a joint venture agreement (the "Joint Venture Agreement") with Cyprus Gold Exploration Corporation ("Cyprus Gold" or "Cyprus") to jointly explore, evaluate, develop, mine, and market the Petsite Property and the Friday Property. Cyprus Gold has earned a 70% participating interest in the joint venture by expending $1.8 million on the exploration of both properties. The Joint Venture Agreement also grants to Cyprus Gold the right to explore the Eagle and Golden Eagle properties. Pursuant to the Joint Venture Agreement, the Company has the right to produce 50,000 ounces of gold from high grade epithermal vein systems. Once production exceeds 50,000 ounces, Cyprus Gold may participate in the production by providing its share of the production costs and expenses. Also pursuant to the Joint Venture Agreement, the Company and Cyprus Gold may elect to alter their contributions to the program and budget. Kinross Gold Corporation ("Kinross Gold" or "Kinross") has merged with Amax Gold Inc. and now controls both of Cyprus Gold's joint ventures on both the Petsite and Deadwood properties.

Kinross Gold has initiated a 7000 foot-large diameter ore drilling program on the Friday Property to test the high grade gold zone encountered by Cyprus in their 1997 drilling. The anticipated cost of this exploration program is $500,000 which will accrue to the Petsite Joint Venture.

Concurrent with the drilling, a IP/resistivity geophysical program has been initiated on the Deadwood Property to delineate the Orogrande shear zone and locate the mineralizing structures. The anticipated cost of this exploration program is $50,000 which will accrue to the Deadwood Joint Venture.

Swisher-Br Process

The Swisher-Br Process is a bromine based leaching process for recovering gold locked in sulfide minerals. The use of bromine as a leaching agent, rather than the traditional cyanide, expedites the natural oxidation process liberating any metals encapsulated by the sulfides. The resultant pregnant solution is then exposed to various resins to selectively remove each type of metal from the pregnant solution. The use of the resins is required as bromine, unlike cyanide, is not gold selective.

Pursuant to an agreement dated March 3, 1993, amended July 20, 1994 and further amended by letter agreement on August 25, 1994, entered into between Idaho Mining and Development Company, Inc. ("IMD") and Mr. Joe Swisher, the President of IMD, on the one hand, and the Company, on the other hand, the Company acquired (i) an exclusive license to use the Swisher-Br Process and the right to license same to selected third parties (provided, however, that any licensing royalties, payments or other consideration received from third parties shall be allocated 50% to the Company and 50% to IMD and Mr. Swisher), (ii) certain mining and milling equipment developed to utilize the Swisher-Br Process (the "Plant") and (iii) certain options to acquire mineralized property in the vicinity of the Plant. The purchase price for such assets consisted of: (a) 600,000 shares of the Company's common stock; (b) $80,000 payable on or before July 1, 1996; (c) a cash payment of $84,175 due on demand; and (d) warrants to purchase an additional 300,000 shares of the Company's common stock at C$3.00 per share. Subsequent to December 31, 1997, Items (c) and (d) have been eliminated by a Global Settlement Agreement entered into by the Company, Mr. Swisher and IMD. For more information see note 7 to the Company's December 31, 1997 Financial Statements, which are attached as an exhibit hereto. The Company ceased working on the Swisher-Br Process as a result of inconsistencies found between data provided by Mr. Swisher and independent analysis. This event led to a lawsuit by Mr. Swisher and the resulting Global Settlement Agreement. As a result of the Global Settlement Agreement, the Company has exchanged its interests in the Swisher-Br Process, for a 2% gross royalty interest therein.

Plant

The Company  originally  acquired the  Swisher-Br  Process and the Plant because much of the ores that would be mined by the Company are refractory ores containing gold locked in sulfide mineral, which reduces or eliminates the effectiveness of traditional cyanide leaching, substantially reducing gold recovery from such ores. In late 1995, the Company contracted an extractive metallurgist as a result of problems arising with the Plant. After reviewing his findings, the Company has terminated work and testing on the Plant. However, the Company has since changed its focus and now relies more on its joint venture partners for exploration and development. Accordingly, the Company has relinquished its rights under the Agreement pertaining to the Swisher-Br Process in exchange for a 2% gross royalty payable to the Company. Given the Company's change of focus and shift away from the Swisher-Br Process, the Plant is of limited value to the Company. In connection with the Global Settlement Agreement, the Company and IMD are disengaging themselves from the project, and accordingly, the Company will be commissioning an appraisal and the equipment will be liquidated at a time deemed most appropriate by the Company.

Mini-Strip Mining

The mini-strip method of mining is a refinement of exploration trenching and is well suited to the deposit model developed for narrow quartz vein systems. Wilfried J. Struck, the Company's Chief Operating Officer and Vice President in charge of Mining and Exploration, has obtained permits to employ the Struck Mini-Strip system on certain of the Company's properties. However, the method will not likely be utilized in the future unless ore resources are delineated on the Company's properties that would be suited to the method.

Competition

There are numerous companies, partnerships and individuals engaged in mineral exploration and development, not only in the geographic areas in which the Company proposes to conduct activities, but also throughout the continental United States and abroad. To the extent that the Company seeks further opportunities to participate in promising exploration projects, the Company will have to compete with other parties for the discovery and acquisition of properties considered to have commercial potential. Many of these competitors possess or have access to financial and other resources that exceed those available to the Company.

Potential profitability of mining ventures and mineral properties depends upon factors beyond the Company's control. For instance, world prices of, and markets for, non-precious and precious metals and minerals are unpredictable, highly volatile, potentially subject to government fixing, pegging and controls, and respond to changes in domestic, international, political, social and economic environments. Additionally, in the current period of world-wide economic uncertainty, the availability and costs of funds for exploration, development and production and other costs have become increasingly difficult, if not impossible, to project. These changes and events will materially affect the financial performance of the Company.


Regulations and Environmental Protection Matters

Environmental Protection Law Compliance

The Company believes that it complies in all material respects with applicable environmental protection laws and regulations. The Company is not presently under any order to remedy any existing violation of any environmental protection law or regulation. The Company is committed to achieving and maintaining full compliance with all laws, including those governing environmental protection, and to prompt resolution of any alleged violations in accordance with applicable law.

General

The Company's business is subject to extensive federal, state and local governmental controls and regulations, including regulation of mining and exploration operations, discharge of materials into the environment, disturbance of land, reclamation of disturbed lands, threatened or endangered species and other environmental matters. Generally, compliance with these regulations requires the Company to obtain permits issued by federal, state and local regulatory agencies. Certain permits require periodic renewal or review of their conditions. The Company cannot predict whether it will be able to renew such permits or whether material changes in permit conditions will be imposed. Non-renewal of permits or the imposition of additional conditions could have a material adverse effect on the Company's financial condition or results of operations. The Company believes that its operations and facilities comply in all material respects with current federal, state, and local permits and regulations at each of its exploration properties. However, compliance with existing and future laws and regulations may require additional control measures and expenditures which cannot be estimated at this time. Compliance requirements for any mines and mills may require substantial additional control measures that could materially affect proposed permitting and construction schedules for such facilities. Under certain circumstances, facility construction may be delayed pending regulatory approval. The cost of complying with existing and future laws and regulations may render existing and any future properties unprofitable and could adversely affect the level of the Company's ore resources, if any.

Environmental Protection Laws

At its exploration operations, the Company is required to comply with federal environmental protection laws and with implementing regulations adopted by the U.S. Environmental Protection Agency (the "EPA"), the U.S. Forest Service (the "USFS"), the Bureau of Land Management (the "BLM"), the U.S. Fish and Wildlife Service, the United States Army Corps of Engineers and other agencies. In each state in which the Company operates, various federal, state and local agencies enforce extensive laws and regulations which address the environmental impacts of mining and mineral processing, including the potential for contamination of soil, water and air from various discharges or wastes generated in the normal course of mining activities. In particular, various legislation, including, but not limited to, the Clean Air Act, the Clean Water Act, the Endangered Species Act and the National Environmental Policy Act, requires analyses and/or imposes effluent standards, new source performance standards, air quality and emissions standards and other design or operational requirements upon various aspects of gold exploration, mining and processing.

Clean Air Act

The 1990 amendments to the Clean Air Act imposed a large number of new regulatory requirements, including the establishment of a federal air permitting program, a list of regulated hazardous air pollutants, including various metals and cyanide, and expanded enforcement authority. The EPA has published final regulations establishing minimum elements of state operating permit programs. The individual states were given until November 15, 1993 to submit their permit programs to the EPA for review and approval. Until federal approval of these state programs occurs, the full effect of the new regulations on the Company cannot be accurately predicted. At a minimum, the new federal program will require additional permitting at certain existing facilities and may require additional facility monitoring and additional air pollution control equipment.

Clean Water Act

The Clean Water Act is one of the principal federal environmental protection laws regulating mining operations. The Clean Water Act sets effluent limitations on waste water discharges and establishes the National Pollution Discharge Elimination System (the "NPDES"), which permits limited discharges from point sources, including certain mining facilities, into waters of the United States. Some dry washes are deemed to be waters of the United States within the meaning of the Clean Water Act. Permits with strict effluent limitations are often issued for discharges from ore-processing, maintenance and heap leaching operations, tailings ponds, and acid mine drainage. The Clean Water Act permits are also required for the dredging and filling of all waters and wetlands (which are broadly defined under federal law) and for certain storm water discharges where runoff comes in contact with overburden. The Company does have certain required clean water obligations, specifically in regard to the Buffalo Gulch Property. See Item 2 - Description of Properties for further details.

Endangered Species Act

Certain of the Company's properties are directly affected by the Endangered Species Act through the listing of salmon as a threatened species. Absent the success of pending reform proposals to lessen the effect of the Endangered Species Act, the Company anticipates increasingly difficult permitting and operating conditions under the Endangered Species Act.

National Environmental Policy Act

The National Environmental Policy Act requires all agencies to consider the impact on the human environment of major federal actions within the meaning of the National Environmental Policy Act. The Company's exploration activities often involve federal lands or federal permits, or both, and may trigger major federal actions. The National Environmental Policy Act's requirements for major federal actions is that they be reviewed in an environmental impact statement prepared by or under the direction of a federal agency, if the major federal actions have a significant impact on the human environment. Preparation of an environmental impact statement can delay the federal action being reviewed and the Company's activity which depends on that action. The Company has no control over the preparation or review of the environmental impact statement, and delays resulting from environmental impact statement preparation or review are uncertain risks to the completion of any activity subject to the environmental impact statement required under the National Environmental Policy Act. The Company currently does not have any activity subject to an environmental impact statement.

State Environmental Protection Laws

Certain state environmental protection laws address subjects - most notably groundwater withdrawal - not directly regulated by federal law. Other state environmental protection laws complement or overlap federal laws. Where states have enacted environmental protection laws covering similar subject matter as federal laws and the state laws are more stringent or burdensome, the Company must comply with the state law in all cases except where the state law is pre-empted by the federal law.

Governmental Permits, Reclamation and Permitting

The Company must seek governmental permits for its exploration activities at its properties. Obtaining the necessary governmental permits is a complex and time-consuming process involving numerous federal, state and local agencies. The duration and success of each permitting effort are contingent upon many variables not within the Company's control. In the context of environmental protection permitting, including the approval of reclamation plans, the Company must comply with the known standards and existing laws and regulations which may entail greater or lesser costs and delays depending on the nature of the activity to be permitted and the interpretation of the regulations implemented by the permitting authority. All future exploration and development projects of the Company require or will require a variety of permits. Although the Company believes the permits for its projects can be obtained in a timely fashion, permits have only been obtained to operate the Eckert's Hill Plant and full-scale mill facility, as well as to begin mini-strip mining on the Golden Eagle Property. The Company does not believe that existing permitting requirements or other environmental protection laws and regulations will have a material adverse effect on its business, financial condition or results of operations, however, the failure to obtain certain permits could have a material adverse effect on the Company's business, operations and prospects.

Unpatented Mining Claims

Lands owned by the United States on which unpatented mining claims have been located by the Company (or located by others and acquired by the Company or by the joint ventures) under the General Mining Law of 1872 account for approximately 10,000 acres of federal mineral rights controlled by the Company through ownership of the unpatented mining claims. The Company also controls five patented lode mining claims.

Requirements for the location of a valid unpatented mining claim depend on the type of claim being staked, but generally include discovery of valuable minerals, erecting a monument and posting thereon a location notice, marking the boundaries of the unpatented mining claim, and filing a notice of location within the county in which the claim is located. If the statutes and regulations for the location of an unpatented mining claim are complied with the claimant obtains a valid possessory right to the contained minerals. To preserve an otherwise valid unpatented mining claim, a claimant also must make certain additional findings with the county and the BLM and annually pay a fee required by the United States. Failure to pay the fee or make the required filings may render the unpatented mining claim void or voidable.

Because unpatented mining claims are self-initiated and self-maintained, they possess some unique vulnerabilities not associated with other types of property interests. It is impossible to ascertain the validity of unpatented mining claims from public real property records, and therefore it can be difficult or impossible to confirm that all of the requisite steps have been followed for location and maintenance of an unpatented mining claim.

Claim Rental Fees

On October 5, 1992, the United States Congress enacted the Interior Department and Related Agencies Appropriations Act of 1993, Public Law 102-381 (the "Appropriations Act"), which, among other things, established a mandatory annual rental fee of $100 for each mining claim or site located and held on public lands under the Mining Law. The requirements of the Appropriations Act were recently renewed by the United States Congress.

The Company has identified approximately 1,700 peripheral claims which have been dropped as a result of the impact of the Appropriations Act. The Claims do not materially affect the Company's control of the mineral rights in the various areas of interest. The key claims in each claim block covered by the various property agreements have been retained with less cost to the Company by way of certain existing exemptions within the new BLM claim rental regulations.

The Company paid rental fees on 190 claims in Idaho and 16 claims in Nevada, and these claims remain active. Kinross paid the rental fees on the claims in the Joint Ventures and these totaled approximately

250 claims. The majority of the Golden Eagle claims have been returned to Mr. Swisher and a detailed list may be reviewed in the Exhibits to this Form 10-KSB.

Access to Mineral Rights

Many of the mineral rights controlled by the Company do not have public or negotiated private access which the Company would need to conduct exploration, development or mining on such mineral rights. Where existing public or negotiated private access routes do not cross or touch the property on which the Company controls mineral rights, access is not assured for the personnel and equipment necessary for exploration and mining activities. Federal agencies regulate the access to unpatented mining claims not located on established access routes. There is no assurance that the Company will be able to negotiate satisfactory access to all of its mineral rights, however the Company is currently unaware of any private landowners whose rights could limit access to the properties.

Research and Development

The Company has not spent any amounts on research and development activities during each of the last two fiscal years. The Company spent $268,857 and $370,823 on exploration and development in 1997 and 1996 respectively, and $105,585 and $312,993 on acquisitions in 1997 and 1996 respectively.

Office Lease

The Company's principal offices are located at 504 Main Street, Suite 470, Lewiston, Idaho 83501, U.S.A., and consist of approximately 1,450 square feet. These offices are leased from Towne Square Mall for an aggregate monthly rental of $1,500, which lease expires December 31, 1998.

Employees

On December 31, 1997, the Company had 5 full time employees and one part-time employee. None of the Company's employees is represented by a labor union.


ITEM 2.  DESCRIPTION OF PROPERTY

The Company has no mineral producing properties at this time and receives no revenues from production. All of the Company's properties are exploration projects, and there is no assurance that a commercially viable ore deposit exists in any such properties until further exploration work and a comprehensive evaluation based upon unit cost, grade, recoveries and other factors conclude economic feasibility.

Investment Policies

Other than the mining properties described below, the Company does not have any investments in real estate, interests in real estate, investments in real estate mortgages, or securities of or interests in persons primarily engaged in real estate activities. Accordingly, the Company has not established any limitations on the percentage of assets which may be invested in any one investment, or type of investment. However, pursuant to the listing requirements of the Vancouver Stock Exchange ("VSE"), if such an investment were to be made, and the investment was outside of the ordinary business of the Company, and as a result of such investment, the revenue of the Company was increased by more than 25%, approval of the VSE would be required.

Petsite Property

Pursuant to an agreement dated May 24, 1989 and amended February 29, 1991 (the "Petsite Agreement"), the Company purchased from IMD, a company controlled by Mr. Swisher, a shareholder of the Company, 89 unpatented contiguous mining claims located in the Orogrande Mining District, Idaho County, Idaho ("Petsite Property"). See "Conflicts of Interest, Certain Relationships and Related Transactions." The purchase price of the property was $20,000 and 20,000 shares of the Company. IMD retained a 5% net profits interest in the property. Under the agreement, the Company is required to perform or cause to be performed on the claims and each of them, all such annual assessment work as may be required under applicable state law and otherwise to maintain the claims in good standing and against relocation by others. If the Company fails to perform the annual assessment work, IMD, after providing written demand to the Company to commence such assessment work within 60 days, may perform or cause to be performed such assessment work and deliver to the Company a statement detailing expenses incurred. If the Company fails to reimburse IMD for the expenditures set forth in the statement, the Company, upon written demand therefor, will be required to assign and transfer the claims back to IMD. IMD served the Company with a formal demand on March 27, 1997 for payment of the Company's portion of the assessment work under the May 24, 1989 agreement, as amended, and by letter of October 14, 1997 has advised the Company that its failure to pay the required amounts has resulted in the Company forfeiting its interest in the Petsite Property claims. The Company is of the view that IMD's allegations are without merit and will defend any action brought by IMD in this regard should such action be commenced. Subsequent to December 31, 1997, this situation has been resolved and the annual assessment requirement has been dropped pursuant to the terms of the Global Settlement Agreement. For more information see Item 3 - Legal Proceedings, and Notes 3 and 7 to the Company's December 31, 1997 Financial Statements.

The Petsite Property is located in the Nez Perce National Forest approximately 10 miles southwest of Elk City, Idaho. The Petsite Property is in the advanced exploration stage. The 89 unpatented mining claims are described in Notices of Location recorded in the office of the county recorder of Idaho County. Access to the Petsite Property is gained from Elk City by traveling seven miles west on Idaho State Highway 14 to the intersection with the all-weather gravel Crooked River Road, then south 11.5 miles to the Penman Hill Road (USFS Route 331), and then one mile south to the Petsite Property.

Water is abundant on the Petsite Property. It is generally covered with heavy snow between November and April of each year. The area is heavily timbered, except for local west-facing slopes and the more open slopes below the Petsite workings, which are generally in dry land grasses with minimal underbrush except near drainages. Overburden on the property is not deep, but outcrops are scarce. There is no underground or surface plant or equipment, however there is power to within 200 feet of the Friday Claims.

Development in the Orogrande District started in 1861 with the discovery of rich placer properties in the area, which were worked and reworked through the mid-1900's. The first lode gold discovery in the area was made in 1870, but the main period of production was from 1902 to 1915. Historical documents suggest that during the period from 1902 to 1931 $69,598 (3,367 ounces of gold @ $20.67/oz) of lode gold was recovered (Shenon and Reed, 1934) in this district, mainly from low-grade deposits situated along the Crooked River.

Historically, most of the precious metal mineralization developed on the Petsite Property has been associated with an elliptically-shaped stock of rhyolite porphyry which has intruded into the underlying Idaho Batholith granodiorite near the center of the property. Due to lack of outcrop and the compositional similarities between the rhyolite porphyry and the granodiorite, the size and shape of this stock has not yet been accurately determined. An east-west trenching system of mineralized quartz veins and stringers has been emplaced near the northern contact of this stock as a result of particularly intense local hydrothermal activity. The most prominent of these, the Petsite Vein System, was developed by the 450-foot long Waligura Tunnel, now caved, which is reported to have exposed quartz veining containing varying amounts of pyrite, chalopyrite, galena, molybdenite, tetradymite, petzite, wolframite and scheelite, with free gold being observed locally in association with the telluride mineralization(1). Without the access to the Waligura Tunnel, most recent exploration has been confined to surface sampling in the immediate area of the workings, in an effort to outline a low grade, bulk tonnage deposit along the northern contact of the rhyolite stock. Assays as high as 0.43 ounces per ton gold across 27 feet have been obtained from trenches on this portion of the property.

Through 1934, production from this portion of the property is reported to have been limited to only a few sacks of high-grade ore. In 1942, a shipment of concentrate, derived from 95 tons of ore taken from the Waligura Tunnel, reportedly yielded 17,498 ounces of gold and 6.12 ounces of silver (David M. Nelles, 1989). Minor underground development and various exploration work is reported to have been undertaken on this portion of the property through 1970. In 1971, Midwest Oil Corporation examined the property as a copper prospect, but determined the size and grade of the deposit to be too small to warrant further exploration. In 1974, two trenches, totaling over 1,000 feet in length, were bulldozed for Henrietta Mines, Inc. in the area of the old workings and road cut samples were taken. While some encouraging assays were obtained, the average grade of the sampled area precluded it as a bulk mining target at the gold prices which then prevailed. Coastal Mining Company later collared two diamond drill holes of unknown length outside the rhyolite stock with apparently disappointing results. In 1975, an induced polarization and resistivity survey was performed on the property by Kerr-McGee Corporation during their examination of the Petsite Property. An anomalous response measuring approximately 4,500 feet by 2,500 feet and between 500 feet and 1,000 feet thick was picked up in the area of the rhyolite stock, and a sulfide content of from 3% to 6% by volume was hypothesized. In 1980, U.S. Borax collected and analyzed 61 surface samples from the property, five of which returned values exceeding 0.1 ounces of gold per ton. Although these results warranted further work, U.S. Borax allowed the claims to lapse, and the claims were acquired by IMD.

IMD leased the property to Billiton Exploration USA, Inc. ("Billiton") in 1986. Billiton conducted an initial soil and plant geochemical sampling program which successfully delineated several gold anomalies. Billiton allowed its lease to lapse in 1988 when the USFS permit required for its proposed trenching and road building program was delayed pending the outcome of an environmental impact review. One of the anomalies identified by Billiton correlated well with the rhyolite stock in the center of the property. However, a second anomaly was identified along the western edge of the property approximating the trace of the regional shear zone which transects the Orogrande area. Geochemical samples as high as 345 parts per billion gold were returned from the soil samples making up this anomaly, which has a strike length of approximately one mile and is open to the north towards the recently discovered Friday Deposit.

In 1989, based on the recommendations of a January 1989 report on the Petsite Property commissioned by the Company, the Company carried out a drilling program to determine the size and grade of the precious metal mineralization associated with the rhyolite stock. Nine shallow five and one-half inch holes totaling 3,350 feet were reverse circulation drilled at a total cost of approximately $81,000. The holes were drilled approximately perpendicular to the strike of the rhyolite/granodiorite contact from five pads established both north and south of the Waligura Tunnel. Samples were taken for assay at five foot intervals over the entire length of each hole. This program was successful in defining the geometry of the Petsite Vein System in the area of the Waligura Tunnel. Significant intervals of variably mineralized quartz veining were intersected in six of the nine holes, assessing the system over a total strike length of 500 feet to a maximum depth of 340 feet. The true width of the veining system was determined to

------------
(1) A number of companies (Henrietta Mines, Inc., U.S. Borax, Midwest Oil Corporation and Kerr-McGee Corporation) have collected samples on the property. The assays have ranged in value from nil to 1.7 ounces of gold per ton across a 6 inch vein (John S. Vincent, 1984). The exact location of all of the sampling is not known.

increase down dip from a maximum three feet in the Waligura Tunnel to a maximum of 35 feet at a depth of 300 feet. While the vein itself was found to be moderately enriched with sulfide mineralization at depth, it contained only low gold and silver values in the area tested. Values from the five foot samples taken across the vein system ranged from trace to 775 parts per billion gold; however, anomalous values ranging up to 5,950 parts per billion gold were obtained from samples taken a short distance into both the foot and the hanging wall of the rhyolite/granodiorite contact. In one hole, a continuous series of 21 samples grading better than 670 parts per billion gold were taken across a 105 foot interval adjacent to the contact. Samples taken elsewhere in the rhyolite stock were also elevated in gold, ranging up to 1,690 parts per billion gold; however, no clear pattern of enrichment emerged from the drill results. Check assays were subsequently performed on several of the anomalous samples, with erratic results, and are to be reconfirmed using standard one-ton fire assay procedures, however such supplemental assays have not yet been performed.

Beginning in October 1991, and based on the recommendations of a report on the Petsite Property prepared by an independent geological engineer, dated December 15, 1989, the Company carried out an additional exploration program which included the opening of four old exploration adits and a three-hole, 1,324 foot core drilling program. The preliminary results tended to confirm the historic assays and indicate a need for further exploration work.

In September 1992, Wilfried J. Struck, an independent geological engineer retained by the Company, who now is an executive officer of the Company, completed a report on the Petsite Property. Mr. Struck concluded that mineralization occurred on the Petsite Property as finely disseminated sulfides in a quartz stockwork, a quartz porphyry rhyolite and associated granodiorite. Mr. Struck recommended a program of trenching, mapping, sampling and drilling on the Petsite Property.

On May 20, 1996, the Company entered into a joint venture agreement with Cyprus Gold Corporation ("Joint Venture Agreement") to jointly explore, evaluate, develop, mine, and market the Petsite Property and Friday Property. See "Cyprus Joint Venture Agreement." Cyprus Gold will earn up to a 70% interest in the joint venture upon completion of certain prerequisites. As of December 31, 1997 Cyprus had made a $50,000 payment upon execution of the Agreement, contributed certain of its unpatented mineral claims to the joint venture, completed cumulative exploration and development expenditures of $1,500,000 and maintained the unpatented mining claims during the earn in period. Subsequent to December 31, 1997 Cyprus advised the Company that it had completed the earn in of 70% and was preparing to proceed with the formal joint venture. As of December 31, 1997, the Company has spent a total of $264,012, on acquisition and exploration of the Petsite Property, which amount does not include the amounts that Cyprus has spent on the property, which amounts were $1,775,000 for acquisition and exploration of the Petsite Property, as at December 31, 1997.

Cyprus Joint Venture Agreement

On May 20, 1996, the Company entered into a joint venture agreement (the "Joint Venture Agreement") with Cyprus Gold to jointly explore, evaluate, develop, mine, and market the Petsite Property and the Friday Property. Cyprus Gold has earned a 70% participating interest in the joint venture by expending $1.8 million on the exploration of both properties. The Joint Venture Agreement also grants to Cyprus Gold the right to explore the Eagle and Golden Eagle properties. The Company has reserved the right to produce 50,000 ounces of gold from high grade epithermal vein systems. Once production exceeds 50,000 ounces, Cyprus Gold may participate in the production by providing its share of the production costs and expenses. Also pursuant to the Joint Venture Agreement, the Company and Cyprus Gold may elect to alter their contributions to the program and budget. Kinross Gold has since merged with Amex Gold and now controls both of Cyprus Gold's joint ventures on both the Petsite and Deadwood properties.

Kinross Gold has initiated a 7000-foot large-diameter core drilling program on the Friday Property to test the high grade gold zone encountered by Cyprus in their 1997 drilling and further define the Orogrande Shear Zone. The anticipated cost of this exploration program is $500,000 which will accrue to the Petsite Joint Venture.

Concurrent with the drilling, a IP/resistivity geophysical program has been initiated on the Deadwood Property to delineate the Orogrande shear zone and locate the mineralizing structures. The anticipated cost of this exploration program is $50,000 which will accrue to the Deadwood Joint Venture.

Golden Eagle Property

The Golden Eagle Property is located in the Nez Perce National Forest, approximately 140 miles north of Boise, in Idaho County.

Pursuant to 3 agreements dated October 15, 1992 (the "Golden Eagle Agreements"), the Company acquired a 60% interest in 238 unpatented contiguous claims ("Golden Eagle Property") (identified as claim blocks XI, XIV and XV in the agreements) and a right of first refusal to acquire the remaining 40% interest from IMD and Silver Crystal Mines, Inc. ("Silver Crystal"), both companies controlled by Mr. Swisher, for consideration of $60,000 per claim block and 100,000 common shares of the Company per claim block. This agreement was amended pursuant to an agreement dated January 25, 1996 ("Amending Agreement"), which Amending Agreement amended a total of 13 agreements between the Company and IMD. The Amending Agreement would allow the expenditures made on the processing facility, located on the Eckert's Hill Property, where ore from the Golden Eagle Property is to be bulk tested and processed, to qualify as expenditures for purposes of the Company acquiring the 60% undivided interest in these properties. The Company entered into an agreement dated February 8, 1996 with IMD whereby the Company has been granted exploration rights and the option to purchase IMD's 40% interest in claim blocks XIV and XV of the Golden Eagle Property. The Company is currently in the process of relinquishing the Amending Agreement, except for certain specific claims which have been retained to provide a buffer on the northwestern corner of the Petsite Joint Venture.

The Golden Eagle Property, Claim Blocks XI, XIV, and XV, consists of 238 unpatented contiguous mining claims located in the Nez Perce National Forest, approximately 140 miles north of Boise, in Idaho County. The Golden Eagle Property is without proven mineralization and ore resources, and is in the exploration stage. A patent application has been filed with the BLM on the claims within the Golden Eagle Property known as Golden Eagle, Golden Eagle #2 and Golden Eagle #3. Access is gained from Elk City by traveling 14.2 miles west on State Highway 14 (or from Grangeville by traveling 45 miles east on State Highway 14) to the intersection with Santiam-Sourdough Road (USFS Route 492, shown on some maps as USFS Route 1110), then 8.5 miles south to the gate at Summit Flats, the northern edge of the property.

The Golden Eagle Property is located in the Ten Mile and Orogrande Mining districts.Since the mid-1970's when the original Golden Eagle claims were first located by Mr. Swisher, the current President of IMD, the Golden Eagle Property has had several mineral examinations conducted on it by government agencies as well as private corporations. Mineral examinations conducted by USFS personnel in anticipation of patent procedures led to the conclusions that the Golden Eagle Property was valuable for base metal retrieval and that the property indicated large enough values of ore to sustain a profitable mine operation. During this examination, 13 samples were collected and had gold values of up to
1.76 ounces per ton and silver values of up to 0.58 ounces per ton.

The historic working on the Golden Eagle Property are primarily located on a quartz vein system striking easterly or northeasterly and steeply dipping. These veins are often associated with aplite or leucocratic dike structures genetically related to the Idaho Batholith. The host rock varies from a biotite schist and gneiss near the surface to quartz monzonite and granodiorite at depth.

The quartz is generally an opaque to pale bluish color and often locally banded. The veins contain up to 10% sulfides consisting of pyrite, arsenopyrite and some minor galena. Vein samples examined on the various dumps often had very light limonite and hematite staining, while fresh fracture surfaces showed unaltered sulfides. Vein rock observed underground was primarily unoxidized with minor limonite staining along some fractures. The quartz vein observed in the Yellow Jacket adit was brecciated, contained massive pyrite and had one inch of myonite separating it from the hanging wall.

Based on observation of the surface pits, cuts and historical data, the veins exhibit good continuity along strike and down dip. The quartz veins range in thickness from one to five feet upon the surface and generally appear to thicken with depth. The vein at the Winner/Sungold Mine was reported as being 40 feet across at a depth of 30 feet below the surface and was said to average 0.35 ounces of gold per ton across the entire width.

An ultramafic dike 50 feet in width, striking northwesterly, was also observed on the property, north of the Umatilla Mine.

Pursuant to a joint venture agreement dated May 20, 1996, Cyprus Gold has the right to participate in the production of the Golden Eagle Property once production is beyond the initial 50,000 ounces, by providing its share of the production costs and expenses. See "Cyprus Joint Venture Agreement." As at December 31, 1997 the Company has expended $332,077 on the acquisition and exploration costs of this property.

A lawsuit was brought against the Company on October 10, 1996 by Mr. Swisher and IMD claiming, amongst other things, an aggregate amount of $1,920,000 or alternatively, 800,000 shares of the Company, allegedly owing under the Amending Agreement to the plaintiffs. Subsequent to December 31, 1997, this lawsuit was settled. See "Legal Proceedings" and Note 3 to the Company's December 31, 1997 Financial Statements for additional information.

As a result of the Global Settlement Agreement, the Company's interest in the Golden Eagle Property has been completely restructured. The prior agreements have been terminated, and the Company now has a simple lease for the Golden Eagle Property, and the right to certain claims on the property. As the Golden Eagle Property is subject to the Cyprus/Kinross Gold joint venture, Kinross has decided to relinquish all of the Golden Eagle Properties except for 12 claims, named Eagle 112, 113, 117, 119, 120, 122, 123, 124, 129, 130, 182 and 185. For
more information, see Legal Proceedings and Notes 3 and 7 to the Company's December 31, 1997 Financial Statements.

Friday Property

The Friday Property is at the southern end of the Elk City Gold Belt and consists of 63 unpatented lode mining claims, five patented lode mining claims and one mill site claim. The Friday Property is in the advanced exploration stage. The claims are located in the Nez Perce National Forest approximately 138 miles north of Boise in Idaho County. Access is gained from Grangeville by travelling 55 miles east on Highway 14 to the intersection with Crooked River Road (USFS 233), then 10 miles south to the bridge over the Crooked River at the confluence of Quartz Creek, which is in the central portion of the property. The Company acquired a leasehold interest in these claims (known as the "Friday Claims") from Idaho Gold Corporation ("Idaho Gold"), an unaffiliated third party, pursuant to an agreement dated December 11, 1995 ("Friday Agreement") for an initial term of five years. In consideration for the grant of the lease, the Company must deliver 60,000 shares of the Company; incur exploration and development expenditures of not less than $135,000 within five years; replace all bonds; bear all costs of environmental compliance; pay a 3% net smelter return royalty; and grant an option to acquire a 49% working interest in the Friday Claims to Idaho Gold. The Company may acquire the option by payment of C$300,000 to Idaho Gold. The Company has issued the required 60,000 shares to Idaho Gold. There are no bonds to replace.

On May 20, 1996, the Company entered into a joint venture agreement with Cyprus Gold to jointly explore, evaluate, develop, mine, and market the Petsite Property and Friday Property. See "Cyprus Joint Venture Agreement." Cyprus Gold will earn a 50% participating interest in the joint venture upon completion of the expenditure of $700,000 over the initial two year period. As at December 31, 1997 expenditures by the joint venture total approximately $1,775,000 on acquisition costs, permitting, bonding, drilling and geological consulting expenditures.

Physiography

The property is located on the south slope of the Elk City Basin in the Idaho Peneplane at an elevation of 4,000 to 5,500 feet. The area is characterized by gently rolling rounded hills which have been deeply incised by the valleys of the Deadwood Creek and tributaries and the Crooked River and tributaries. The terrain along the Crooked River is steeper and more incised than the Deadwood Creek drainage. Vegetation consists of open pine forests on the south facing slopes and ridges with thicker stands of spruce predominating on the north slope. The area averages 25 to 30 inches of precipitation per year with the major portion falling in the fall and winter.

History and Previous Work

Placer gold was discovered in the drainages of Elk City in 1861. Hydraulic mining of the higher level placers, stream sluicing and operation of bucket wheel dredges began in the late 1860's and ran intermittently through the late 1950's. The dredging of the upper region of the Crooked River near Orogrande was one of the last phases. The claims comprising the Friday Property were assembled into one group in 1983 by Joseph Gray of Joyce Mines, Inc. and optioned to ABM Mining Group ("ABM") in the fall of 1983. ABM conducted reconnaissance surveys over the old showings surrounding Deadwood Mountain and detail mapped and prospected the Orogrande-Frisco mine. ABM optioned the property in the spring of 1984 to Centennial Minerals Ltd. ("Centennial") of Vancouver, B.C. Centennial concentrated their work on the Orogrande-Frisco mine area. They completed detailed gold soil geochemical sampling, induced polarization surveys and rock chip sampling surveys over both properties and drilling 2,047 feet of HQ diamond core and 4,645 feet of reverse circulation drilling in 21 holes on the Orogrande-Frisco property and a total of 1,610 feet of reverse circulation drilling in six holes on the Friday patented claims.

Regionally, Centennial collected 450 stream silt samples, 301 soil samples and 323 rock samples throughout the claim area. These surveys outlined several large disseminated gold targets in sheared, altered rocks along the east flank of Deadwood Mountain on the Zenith and Lucky Strike properties and the upper reaches of Campbell Creek (North Deadwood area).

Centennial allowed their option on the claims to expire in the summer of 1985 without further testing the results on the Friday patented claims and the indicated Deadwood Mountain disseminated gold zones.

Amir optioned the Friday Property in September 1985 and subsequently joint ventured the property with Normine in November 1985 and Glamis Gold Ltd. ("Glamis") in May 1986. Glamis may earn a 51% interest by placing the project in production with Normine and Amir retaining 25% and 24% interests respectively.

Present Work

During November 1985, Normine carried out a seven hole reverse circulation drill program consisting of 2100 feet on the Alaska 3 and 4 patented mineral claims of the Friday patented claims. The program was to test a large 1000' x 400' wide, strong gold anomaly of greater then 100 ppb in soil as the southern extension of the Friday Knob Hill zone. The drilling returned mixed results with one hole grading 0.031 oz/ton gold over 50 feet.

In May 1986 Amir and Normine entered into a Joint Venture Agreement with Glamis where Glamis would fund exploration on the claims through private placements to a detailed development stage.

During the period May to October 1986 detailed drilling was conducted on the Friday patented claims and the Orogrande-Frisco mine to test anomalous gold values in soil and rocks as defined by Centennial in 1985 and the eastern flank of Deadwood Mountain was prospected. The programs executed are outlined below.

1. On the Orogrande-Frisco property 2,780 feet of drilling was completed in thirteen holes to test a large soil geochemical anomaly immediately west of the open cut.

2. On the Friday patented claims a total of 6,645 feet of reverse circulation drilling in 37 holes traced the mineralization at the Knob Hill open cut northward 1,200 feet to the Crooked River. Detailed geological mapping and chip sampling was also conducted on this zone.

3. An extensive reconnaissance program consisting of soil sampling, geological mapping and rock chip sampling was conducted along four miles of grid from the south fork of the Clearwater River to Deadwood Mountain to test the Deadwood Mountain disseminated gold zones as indicated by the Centennial reconnaissance program in 1985.

     A total of 2,685 soil samples and 821 rock chip samples were taken during the 1986 field season distributed as follows:

              Regional soil samples                                375

              Detailed soil samples:
                   Zenith Grid                                     881
                   North Deadwood Grid                           1,424

              Regional rock samples                                601

              Detailed rock samples:
                   North Deadwood                                  180
                   Friday Patented Claims                           70

     On the North Deadwood Gold Zones II and III a total of 2,865 feet of reverse circulation was completed in twenty holes to test a portion of a large gold soil geochemical anomaly with coincident rock chip assays ranging from 0.014 to 0.120 oz/ton gold.

The soil samples were analysed for gold and arsenic by atomic absorption and the rock samples by fire assay-gravimetric for gold and silver.

Friday Patented Claims


Geology

The geological information on the Friday patented claims is derived from mapping of float, surface pits and recent road cuts and a 160 foot long adit, open pit and logging of 37 reverse circulation drill holes.

The gold mineralization is associated with a dense limonitic fracture stockwork within highly sheared and sericite altered pendant of schist and gneiss surrounded by a leucocratic quartz monzonite stock. The sheared gold zone strikes north, is approximately 160 to 180 feet wide and has been drill tested over 1,400 feet of strike length. The gold zone dips steeply and is oxidized to a depth of 50 to 150 feet. Below the oxide zone pyrite coats the fracture stockwork and has similar grades as the oxide zone. The zone is open to depth below current drilling.

Detailed mapping shows the zone to be an intimate mix of sericite gneiss-schist (75%) and leucocratic quartz monzonite (25%). The quartz monzonite has been injected as irregular dykes and apothesis 5 to 20 feet wide along foliation and joint fracture planes, then sheared and crosscut by gold bearing limonitic fractures. No extensive silicification is seen on surface or underground, however, several more competent silicified zones were intersected in drilling. The gold however, is not specifically associated with these zones.

The sheared gold zone has sharp distinct contacts with competent leucocratic quartz monzonite to the west. On the east the quartz monzonite is strongly sheared with highly limonitic fractures over 100 to 200 feet and contains weak gold mineralization up to 0.02 oz/ton over 200 feet. A sharp break in slope marks the contact of the sheared and competent leucocratic quartz monzonite.

Mineralization and Ore Resources

A total of 6,645 feet of circulation drilling in 37 holes was completed on the Friday patented claims by Normine/Glamis in 1986. Holes were spaced on grid lines at 200 foot intervals with drilling on line at 100 foot spacing at -50(Degree) to -65(Degree) altitudes to the east and west.

The position and results of six reverse circulation holes drilled by Centennial were used in estimating mineralization on the Friday Property.

Calculations were made by the polygonal section method with vertical cross sections spaced at 200 foot intervals; ore blocks were then projected half way between section lines. Based on these calculations, the Company believes the mineralization can be broken down into oxide deposits and sulphide deposits; a summary is given as follows:

     Estimated Oxide                     1,354,782 tons  =  .038 oz/ton gold
     Estimated Sulphide Deposit          1,706,648 tons  =  .039 oz/ton gold
                                         --------------     ----------------

     Estimated Combined Oxide and        2,993,764 tons  =  .039 oz/ton gold
     Sulphide Deposits

     The ore:waste ratio is estimated to be approximately 1 : 1.5.

Metallurgy

Metallurgical sampling consists of five bottle roll tests of oxide and sulphide material from drill cuttings and one column leach test of material from the Friday Open Cut. Bottle roll recoveries ranged from 44% to 80%, and the column test showed 75% gold recovery in 25 days.

The Friday Property is in the exploration stage of development, and there is no assurance that a commercially viable ore deposit exists in any such properties until further exploration work and a comprehensive evaluation based upon unit cost, grade, recoveries and other factors conclude economic feasibility.

As at December 31, 1997, the Company has made exploration and development expenditures of $50,688 on the Friday Claims.

Deadwood Property

The Deadwood Property consists of 64 unpatented lode mining claims located in Idaho County in Townships 28 and 29 North in Range 7 East, Sections 5, 6, 7 and 8, Boise Meridian. Each claim is approximately 20 acres in extent. The Deadwood Property is in the exploration stage. The claims are located in the Nez Perce National Forest approximately 145 miles north of Boise in Idaho County. Access is gained from Grangeville by travelling 58 miles east on Highway 14 to the intersection with the Wheeler Mountain Road (USFS 222), then 0.5 miles south to the Little Campbell Creek which is at the northeastern end of the property. The Company acquired its interest in the property from Idaho Gold pursuant to an agreement dated December 11, 1995 whereby Idaho Gold transferred certain mining interests known as the "Deadwood Claims" to the Company. In consideration for such transfer, the Company must deliver 70,000 shares of the Company; incur exploration and development expenditures of not less than $135,000 within five years; replace all bonds; bear all costs of environmental compliance; pay a 3% net smelter return royalty; and grant an option to acquire a 49% working interest in the Deadwood Claims to Idaho Gold. The Company may acquire the option by payment of C$100,000 to Idaho Gold. To date, the Company has made exploration and development expenditures of $20,000 on the Deadwood Claims and issued 70,000 shares to Idaho Gold. There are no bonds to replace. As at December 31, 1997, the Company has expended exploration and development expenditures of $72,588 on the Deadwood Property.

Pursuant to a Joint Venture Agreement relating to the Deadwood Property, made effective June 13, 1997, between the Company and Cyprus Gold (the "Deadwood Joint Venture Agreement"), Cyprus Gold will earn a 60% interest in the joint venture subject to the following requirements: payment of future BLM and county claim maintenance and filing fees; maintaining in good standing all existing leases/options presently held by the Company within the area of interest; reimburse the Company for the lease costs incurred on the Joyce Mines & Thunderbird Resources - Amir Mines agreement during 1997; payment of $65,000 on signing of the Agreement and $50,000 upon receiving proof to Cyprus Gold's satisfaction that the Company has completed the acquisition of the Eagle/Golden Eagle Claim group pursuant to the Cyprus Joint Venture Agreement; and purchase $100,000 in common shares of the Company within 6 months from the date of the agreement; and expend exploration costs of $1,150,000 within a three year period. Cyprus Gold has the option to earn a further 20% interest in the joint venture by continuing to maintain the Company's unpatented lode claims and pay BLM and county claim maintenance and filing fees, maintaining in good standing all existing leases or option presently held by the Company within the area of interest, and expenditure of further exploration costs of $1,350,000. Cyprus Gold will extend similar financing arrangements to the Company as the one that exists in the Petsite Joint Venture agreement. Cyprus has spent a total of $239,000 on the Deadwood Property as of December 31, 1997.

The following description includes excerpts from an internal report prepared by Bema Industries Ltd., the former owners of the property.

The North Deadwood zone is the most significant gold zone outlined by reconnaissance prospecting on the Friday Property to date.

Stream silt sampling by Centennial in 1985 outlined an anomalous gold source area at the head of Little Campbell Creek. Several drainages over a northerly strike length of 5,000 feet from the South Fork of the Clearwater River to Campbell Creek had values of 900 to 4,000 ppb gold.

Reconnaissance mapping and sampling was carried out along a road accessing the Carter group of patented claims and westerly up Little and Big Campbell Creeks to the divide. Geological mapping and sampling outlined a silicified, sheared and brecciated structure 200 feet wide on the Carter claims with rock sample values of 0.01 to 0.036 oz/ton and soil values of 25 to 400 ppb gold. The anomalous silt and soil samples continued south through to Big Campbell Creek 5,000 feet to the south.

To trace this persistent gold structure a large soil geochemical grid measuring 10,000 feet by 4,000 feet was established extending southwesterly from the South Fork of the Clearwater River just east of the height of land.

Geochemistry

A gold soil geochemical sampling program consisting of 1,424 soil samples on 200 foot spaced grid lines at 100 foot centers was completed over a grid area measuring 10,000 feet by 4,000 feet. The survey outlined a broad gold geochemical anomaly greater than 25 ppb gold striking N20(Degree)E over the entire grid length of 10,000 feet with a width varying from 500 to 2,000 feet. The anomaly has a strongly defined core of greater than 100 ppb to a maximum of 1,220 ppb gold which corresponds to an intensely sheared, brecciated and silicified gold zone.

Geology and Gold Zones

Geological mapping was conducted over the gold soil geochem grid as a follow up on the large gold geochemical anomaly. A broad zone of pervasive sericite-clay alteration which averages 2,000 to 3,000 feet in width was traced throughout the grid area and surrounds the gold soil anomaly. On the northern portion of the grid the alteration zone corresponds to the outer limits of the greater than 10 ppb gold soil anomaly and on the southern portion of the grid it extends 2,000 feet further north outside the soil anomaly. This extension may be due to a weakly limonitic quartz monzonite intrusive mapped in this area.

The persistent linear core gold anomaly of greater than 100 ppb is associated with a strongly sheared, brecciated, and intensely limonitic silicified zone which has been traced from the northern most line 420N to the southern most portion of the grid L324N. Detailed mapping and channel sampling on recent drill road cuts in the center of the area on line 380-376N shows the zone to be a complex brecciated system. The rock is a mixed assemblage of quartz monzonite and sericite schist which has been altered to sericite and clay, then silicified, sheared and brecciated with gracutes and voids coated with intense orange to dark chocolate brown limonite. The oxide zone extends to a depth of 50 to 200 feet below surface and averaging 170 to 200 feet on the ridge tops. Below the oxide zone the fractures and voids are filled with pyrite and traces of arsenopyrite.

The alteration has characteristics of a porphyry copper system, with large advanced argillic alteration zones and mineralization being associated with fractures fillings in zones of brecciation and silicification. The inner fault zone is a part of a large scale regional shear zone which has controlled intrusive implacement, alteration and gold mineralization.

Gold Zone

Rock sampling has been conducted over the length of the silicified, brecciated and limonitic gold zone and has outlined four strong gold zones with values of
0.010 to 2.8 oz/ton gold with an average of 0.03 to 0.05 oz/ton gold. These gold zones are numbered I to IV and are described in detail below.

Zone II

Rock sampling has outlined a zone 800 feet in strike by 150 to 200 feet in width with an average of seven rock chips of 0.05 oz/ton gold. The zone lies on the southern fringe of the Carter patented claims. Two vertical reverse circulation drill holes tested the southern fringe of this zone with one hole returning
0.012 oz/ton gold over 50 feet.

Zone III Central Zone

This is the largest gold soil geochemical anomaly outlined along the sheared gold structure. Detailed mapping and rock channel sampling on three drill access road cuts have outlined a large gold bearing structure. A central zone 400 feet wide consisting of strong brecciation and silicification with intense limonitic fracture coatings and void fillings is flanked on either side by several hundred feet of soft intensely clay-sericite altered limonitic schist. Channel sampling show the best gold values of 0.03 to 0.283 oz/ton gold to the south in the area of the best reverse circulation drill holes. A total of 18 reverse circulation drill holes totaling 2,385 feet tested the zone in October 1986. Three holes in the southern portion of the drill area intersected significant gold mineralization over a strike of 300 feet. Gold soil geochem and rock sampling have traced the zone 1,000 feet to the south with five rock chip samples averaging 0.048 oz/ton gold.

Summary

A broad gold bearing zone has been outlined by drilling and channel sampling in the area of the southernmost drill holes 86-04 to 86-06. Channel sampling on surface indicate average grades of 0.02 to 0.028 oz/ton gold with significant drill intersections averaging 0.028 oz/ton gold on the southernmost holes with the zone open to depth and on strike to the southwest and north.

The silicified brecciated structure is 350 to 400 feet wide and is flanked by a soft intensely sericite-clay altered zone to the north and south of over several hundred feet. Channel sampling on the southern sericite-clay altered zone averaged 0.02 and 0.028 over 100 to 200 feet on road cuts.

Drilling indicates the gold zone may be vertically zoned with grades and alteration dropping off to the north down slope into the steeply incised little Campbell Creek. The depth of oxide is greatest in the bench area of holes 86-04 to 86-06 with a thickness of 150 to 200 feet. This zone is the main drill target.

The gold zone has a potential strike length of 1,200 feet and a width of 800 feet. The zone should be tested by 5,000 feet of angled reverse circulation drill holes on 200 foot centers during the 1987 field season.

Zone IV

The soil geochemistry and rock sampling has outlined a large gold zone extending over 3,000 feet in the southern portion of the gird area. This gold zone is separated from the Central Gold Zone III by a projected east-west fault zone along Big Campbell Creek with an inferred displacement of 1,000 feet. Rocks in the northern portion of the Zone IV Gold Zone are a highly sheared and sericite-clay altered mixed zone of quartz monzonite and schist with irregular crushed silicified zones. In the main southern portion of the gold zone sericite quartzite is the main rock type which has been highly fractured and cut by irregular quartz veins and veinlets. The silicification of Zone IV is characterized by the splayed out zone of quartz veins and veinlets rather than a central core flanked by soft intense sericite alteration as in the Northern Gold Zones I to III.

Conclusion

Gold Zone IV is divided into two parts IV(i) and IV(ii).

The northern portion of the gold zone IV(i) is 100 to 200 feet wide and has a strike of 1,500 feet. It consists of mixed schist and quartz monzonite which is highly sheared and altered to a soft sericite-clay with sheared silicified zones. Soil geochemistry and rock sampling indicate gold mineralization is irregular and should be drill tested after the southerly zone (ii).

The southern portion of the gold zone IV(ii) is 400 to 500 feet wide and has a strike length of 2,000 feet. It consists of highly fractured and limonitic sericite quartzite with minor sericite schist-gneiss. It is cut by numerous quartz veins and veinlets with similar gold grade to the limonitic sericite quartzite. The average gold value of thirteen rock samples is 0.05 oz/ton with a range of 0.004 to 0.163 oz/ton gold. This is a strong persistent gold system with good alteration, fracturing and gold values.

The southern portion of the Zone IV gold zone should be tested by 4,000 to 5,000 feet of angled reserve circulation drilling spread throughout the anomaly at 200 to 300 foot centers.

The northern portion of the gold zone IV(i) is 100 to 200 feet wide and has a strike of 1,500 feet. It consists of mixed schist and quartz monzonite which is highly sheared and altered to a soft sericite-clay with sheared silicified zones. Soil geochemistry and rock sampling indicate gold mineralization is irregular and should be drill tested after the southerly zone (ii).

The southern portion of the gold zone IV(ii) is 400 to 500 feet wide and has a strike length of 2,000 feet. It consists of highly fractured and limonitic sericite quartzite with minor sericite schist-gneiss. It is cut by numerous quartz veins and veinlets with similar gold grade to the limonitic sericite quartzite. The average gold value of thirteen rock samples is 0.05 oz/ton with a range of 0.004 to 0.163 oz/ton gold. This is a strong persistent gold system with good alternation, fracturing and gold values.

The southern portion of the Zone IV gold zone should be tested by 4,000 to 5,000 feet of angled reserve circulation drilling spread throughout the anomaly at 200 to 300 foot centers.


Buffalo Gulch Property

Location, Description and Acquisition

The Buffalo Gulch property is located 3 miles west of Elk City, Idaho in Idaho County and is in the development stage. The deposit lies within sections 17, 20 and 21, Township 29 North, Range 8 East. Elk City is approximately 55 mile east of Grangeville, Idaho. Access from Grangeville is on state highway 13 and 14. The property can be accessed directly from highway 14, by a secondary logging road along Buffalo Gulch. Most services including fuel, groceries, and lodging are available in Elk City and Grangeville. There is also a small landing strip for lighter aircraft at Elk City, and an airport with fuel at Grangeville.

Pursuant to an agreement (the "Buffalo Gulch Agreement") dated December 11, 1995 with Idaho Gold, Idaho Gold transferred to the Company certain mining interest known as the "Buffalo Gulch Claims" to the Company. In consideration for such transfer, the Company issued 120,000 shares of the Company to Idaho Gold and will incur exploration and development expenditures of not less than $310,000 within five years; bear all costs of environmental compliance; pay a 3% net smelter return royalty capped at C$3,000,000; and grant an option to acquire a 49% working interest in the Buffalo Gulch Claims to Idaho Gold. The Company may acquire the option by payment of C$300,000 to Idaho Gold. As at December 31, 1997, the Company has incurred exploration and development expenditures of $320,643 on the Buffalo Gulch property, excluding the deemed cost related to the acquisition of the property.

The Company is also a party to three underlying agreements pertaining to the Buffalo Gulch property as follows:

Black Bear Agreement - On August 1, 1996, the Company entered into an agreement (the "Black Bear Agreement") with Frank H. Piatt, John R. Heigis and Thomas C. Rich ("Owners") whereby the Company was granted an option to acquire a 100% interest in six claims known as the "Black Bear Mining Claims" located in the Elk City Mining District, Idaho. To keep the option in good standing, the Company must pay to the Owners $4,000 on the signing and $1,200 per quarter commencing July, 1996, for a period of one year. At the end of the first year, the Company may exercise the option by payment of a lump sum of $90,000 or by quarterly payments over a five year period totaling $120,000. The Company has elected to exercise the option on the quarterly payment basis. The Company is required to pay $2,400 per quarter commencing August 1, 1997 (paid), $3,600 per quarter commending August 1, 1998 (paid to end of 3rd quarter 1998), $4,800 per quarter commencing August 1, 1999, $6,000 per quarter commencing August 1, 2000, $7,200 per quarter commencing August 1, 2001 and a final payment of $24,000 by July 31, 2002. In the event the Company places the claims into production, the Owners agree to transfer the claims to the Company and the Owners shall receive $120,000 less all quarterly payments made. If the claims are not placed into production by July 1, 2002, then the Company shall have no further interest in the claims unless it pays the sum of $120,000 less all quarterly payments made. Pursuant to the terms of the agreement, the Company must expend a total of $3,000 per year on the claims, commencing July 1,1997. The Company must also perform assessment work or make payments in lieu thereof and pay all applicable taxes on the claims. The Company has been granted unrestricted access and exclusive rights to the claims for the purposes of certain exploration and activities. The Company has right of first refusal to purchase the land pursuant to the agreement. As at December 31, 1997, the Company has made all required payments to the owners of the Black Bear Mining Claims, under the agreement totaling $14,100.

Whiskey Jack Agreement - The Company has assumed the obligation of an underlying agreement dated July 1, 1988 which requires quarterly payments of $600 to a maximum of $85,000. As of December 31, 1997, the Company or Idaho Gold has made all required payments under this agreement totaling $22,800.

Gray Estates Agreement - The Company has assumed the obligations of an underlying agreement dated May 21, 1984 which requires quarterly advance royalty payments of a minimum of $6,000 to a maximum of $500,000. The agreement is subject to a 5% net smelter royalty over certain claims with the Buffalo Gulch property. As of December 31, 1997, the Company or Idaho Gold Corporation has made all required payments under this agreement totaling $324,000.

Exploration & Development History

Gold mineralization was discovered by the Bema Group through prospecting and reconnaissance stream sediment and soil sampling campaigns. Subsequently, grid soil sampling and dozer trenching defined the extent of the mineralization in bedrock. Drilling on the Buffalo Gulch property consisted of 150 vertical reverse circulation drill holes, drilled on a 100 foot grid. This drill hole distribution and spacing are sufficient to define the deposit. The deepest mineralized intersection is at a depth of about 500ft. The oxide mineralization has been completely delineated by drilling; the sulphide mineralization is open at depth to the east, to the north and to the south.

Limited surface mapping has been done because of poor exposure. Excavation of the test pit for metallurgical samples allowed limited geological mapping.

Buffalo Gulch ore has been the subject of an extensive metallurgical testing program, beginning with bottle-roll cyanidation leach tests in 1986 performed by Bateman Labs and Glamis Gold Corp., through two pilot-scale heap leach tests carried out in 1987 and 1989.

Following permit approval for full-scale operation in late 1990, initial construction activities began in anticipation of mine construction in the spring of 1991. These initial construction activities consisted of logging the site, upgrading the access road, building sediment control "brush filter winrows" around the site, and completion of over 12,000 feet of pole fence along the perimeter of the project site. These activities have been completed, leaving the site prepared for construction to begin upon completion of required permitting.

Permitting Status

The Company has made various applications for permits required to operate the Buffalo Gulch mine.

The Plan of Operations submitted by the Company was subject to an Environmental Assessment which was approved by way of a Finding of No Significant Impact (FONSI) which was issued by the BLM on August 30, 1990. Six permits required from the State of Idaho have also been approved.

The Company is in the process of obtaining or reactivating the Section 404 wetlands permit and the cyandization permit from the State of Idaho.

The Company is awaiting approval of the other permits required to operate the Buffalo Gulch mine. There can be no assurance that such approval will be obtained in a timely manner. See "Item 1. Description of Business - Government Permits, Reclamation and Permitting."

The Geology

The Buffalo Gulch Property is underlain by Precambrian gneisses, schists and quartzites which have been intruded by the Cretaceous-Tertiary granitic rocks. The intrusives form small dykes, sills, irregular lensoid bodies and breccias within the country rocks. The regional structural lineament/fracture zone is thought to be the feeder for the gold mineralization with associated hydrothermal fluids. The resulting alteration envelope around the Buffalo Gulch Deposit weakened the local rock fabric, which was then subjected to deep weathering. Much of the host rock is totally dissociated to sand and gravel sized fragments, yet original rock fabric is still visible and mappable. Weathering is up to 300 feet deep, facilitating trenching, sampling and reverse circulation drilling. Although little determinative work has been done, detailed assaying indicates the gold was liberated from the sulphides and now occurs as free grains associated with siliceous, hematitic or limonitic zones. Sulphide gold mineralization underlies the oxidized zone with the deepest mineralization occurring at about 500 feet depth. The deposit is open and untested at depth.

Drilling

Recent  drilling at Buffalo Gulch  consisted of nine diamond drill holes of core
size  HQ.  The  drilling   contractor  was  Sunrise  Exploration  of  Northport,
Washington. Total footage drilled was 2762 feet.

Recoveries were generally good with the exception of the upper portion of several holes. At the beginning of the program, recovery in the top portion of the holes was averaging about 45%. As the program progressed different methods were implemented to boost recovery in the top portion of the holes. A triple tube system and a face discharge bit were used in the softer near surface material to curtail washing of the core. This system helped to bolster recoveries to an average of about 76% for the upper portion of later holes. The soft washable material represents about 18% of the material drilled. Below this zone of soft material, recoveries were very good, generally 100%. A graph of gold values versus recovery indicates that the amount of material recovered had no statistical affect on the grade of the material.

Down hole surveys were conducted in holes BGDDH-01 through BGDDH-05. Holes BGDDH-03 through BGDDH-05 are angle holes. The bottom of holes BGDDH-01 and BGDDH-02 deviated less then 1 degree. BGDDH-03 deviated about 35 feet southward and the inclination remained constant. The hole deviated 2.5 degrees between the collar and 96 feet, 2 degrees between .96 feet and 196 feet, 3 degrees between 196 feet and 296 feet and 2.5 degrees between 296 feet and 396 feet. BGDDH-04 dipped a total of about 20 feet and deviated about 10 feet northward. The hole deviated 1.5 degrees and dipped 4 degrees between the collar and 191 feet, and deviated back southward 1 degree and dipped 1 degree between 191 and 291 feet. BGDDH-05 deviated less than 10 feet northward and dipped about 10 feet. The deviation in direction as about 1 degree, while the hole steepened about 4 degrees over the entire length.

Regionally the Buffalo Gulch deposit is within Proterozoic biotite gneiss which lies between the two separate lobes of the Idaho Batholith. It is also located adjacent to a regional fault known as the Orogrande Shear Zone. This is a structure which is at least twelve miles long, stretching from Orogrande on the south to just north of the Buffalo Gulch deposit. On the northern end the structure disappears under Tertiary gravel deposits.

Locally the Buffalo Gulch deposit lies along conjugate structures to the Orogrande shear zone within altered gneissic rocks. Deposit lithologies include: highly altered monzonite gneiss, less altered biotite gneiss, pegmatite, mafic material, ultra mafic material, biotite schist and a quartz rich unit of possible hydrothermal origin. Gneissic material is the most abundant rock type on the property, pegmatite is the second most abundant, followed by the quartz rich unit and then the minor units (ultra mafic, mafic and schist). Pegmatite is an abundant rock type within the deposit. It often occurs as thin lenses from 4 to 12 inches, but may also occur as thicker units up to several tens of feet. A quartz rich unit is oriented along the eastern side of the Buffalo Gulch deposit. The ultra mafic and mafic material occur as thin sills or dikes which seem to be localized to the southern end of the deposit area. The interpreted structures represent areas where shearing is the greatest in intensity, and are the probable location of faults.

Alteration and Mineralization

Phyllic alteration is pervasive throughout and around the Buffalo Gulch deposit. A rough alteration zoning may be present, but more work would be needed to confirm and define the zoning. The upper portion of the deposit consists of very soft clay rich material which may represent highly phyllic/argillic altered gneiss. Below the soft clay rich material lies intensely phyllic altered gneiss. This material is light colored and has little or no biotite remaining. Zones of biotite gneiss were encountered during the core drilling program. These areas are simply less altered material and occur as irregular small bodies interspersed through the deposit area. In a couple of the deeper holes drilled at Buffalo Gulch chloritization of the gneiss has occurred and may suggest a zone of propylitic alteration.

In the oxidized portion of the deposit limonite is pervasive throughout the material, but also occurs as: specs after sulfide grains, darker bands along foliation, fracture filings, and as solution bands in more permeable crystalline layers. Minor amounts of hematite are present as well. The limonite is probably after pyrite and arsenopyrite. Analytical data indicates an increase in arsenic with increased gold values. Below the redox boundary pyrite is the most abundant sulfide with some arsenopyrite and possibly some marcasite. The sulfides occur mostly along foliation and as fracture filings, but also as finely disseminated grains throughout the material.

Silification has occurred at depth, but is lacking (for the most part) in the oxidized portion of the deposit. There are a few thin zones of silicic material in the oxidized portion, as well as a few veins and the large quartz rich unit. Silicification at depth has not changed original rock appearance, but exists as silica flooding that has replaced individual mineral grains. The veining and quartz rich material in the upper portions of the deposit is cryptocrystalline quartz, which has wholly replaced or displaced the original material.

There is evidence that there has been movement along foliation plains during shearing. There is also evidence to dilation along small fractures in the core. These dilations often contain blebs of sulfides. Abundant fracturing was in evidence throughout all the core drilled in 1996. This indicates structure is an important control for the circulation and deposition of mineralizing fluids.

Analytical Results and Comparison

Results from the 1996 drilling program indicate that gold values from reverse circulation drilling programs have validity. There is also evidence suggesting there may be a zone of supergene enrichment or near the redox boundary. This characteristic was only observed in a few of the reverse circulation drill holes, which may indicated some carving during drilling of the reverse circulation holes, thus down grading the deeper samples. Results for the top portion of the 1996 core drill holes, where recoveries were poor, may not represent the actual values of the entire interval stated because all the material for that interval was not recovered.

Geotechnical Test Results

All of the core drilled in 1996 was logged using a geotechnical classification developed by the Association of Consulting Engineers of Canada. Core was measured to determine recovery, RQD (rock quality designation), hardness, degree of breakage, degree of weathering, joints (angle, frequency and character), and foliation (angles and frequency). This information was then used to select representative samples for geotechnical testing.

Sixty one selected core samples were tested to determine percent moisture and dry specific gravity. When the geotechnical samples are plotted on a two axis graph using depth verses density, a rough linear trend is apparent in both the oxidized and unoxidized material. The best fit line in the oxidized material is steeper then in the unoxidized material, indicating that weathering has an effect on density. The shallower highly weathered, highly clay altered, material is less dense than the deeper less weathered material. It is apparent in the oxidized material that rock densities generally increase with increased depth. This effect is also true for the unoxidized material although less apparent.

Conclusions and Recommendations

Results from the 1996 core drilling program indicate the mineral deposit estimate established from the reverse circulation drilling are valid. The core drilling has also indicated there is a probability of adding ounces of gold to the mineral deposit estimate by moving material out of the waste category and into the ore category. Results from the core drilling program should be used to recalculate ore mineralization for the individual blocks in which they were drilled. If additional ounces of gold are inferred outside of these ore blocks, they would have to be classified as probable ounces and not drill proven ounces. There is also a probability of expanding the deposit in several areas where previous drill coverage was not adequate to test the area. Geophysical methods could be used to define these areas after which a limited reverse circulation and core drilling program should be initiated to test the targets. Care should be exercised during such a program to insure sample integrity. Additional ounces may also exist in a zone of supergene enrichment. Although indicated, core drilling did not fully establish such a zone over the entire deposit area.

A better understanding of the geology and genesis of the Buffalo Gulch deposit was gained through the core drilling program. This knowledge may prove very valuable in searching for similar mineralization in the region. It is recommended that additional petrologic studies be conducted on selected core samples to further the understanding of this deposit. Fluid inclusion studies on the quartz may be helpful in establishing a pressure and temperature for mineral formation characteristics are more important. The better understanding of the deposit genesis has established a potential or sizable deposit of sulfide hosted mineralization. Metallurgical tests should be conducted on the sulfide material retrieved during the core drilling program to determine the feasibility of defining such a deposit. If tests show it is feasible to retrieve gold from this material, a drilling program to test the sulfide potential at Buffalo Gulch should be initiated as soon as possible.

Geotechnical tests on the core have established a rock density of approximately 16 cubic feet per ton for the majority of the material in the Buffalo Gulch deposit. These tests also indicate a general density increase with increased depth. Increased density with increase depth might also be important if the zone of supergene enrichment is of significant size. Clay alteration is less with increasing depth and this could be very important in that less agglomeration will be required as less altered material is exposed at depth. Most of the low density clay rich material is at depths less then 50 feet. This material is at the deepest portions of the oxide zone at the bottom of individual ore intercepts, which would mean the material is more dense.

The knowledge gained from the core drilling program at Buffalo Gulch should be used to explore the potential areas of South Buffalo. Such a program should also employ some geophysical methods to help define potential drill targets. Gradient Array SP is a geophysical method that has been successful in defining targets similar to mineralization at Buffalo Gulch. This type of survey should be attempted over about two square miles, including the Buffalo Gulch and South Buffalo areas. More geochemistry and reconnaissance mapping should be completed in the area to help define potential drill targets. This should be initiated well before any drilling program. About 4000 feet of core should be drilled to follow up on targets defined by the above mentioned work. Depending on results, a follow up program, consisting of both core and reverse circulation drilling, should be initiated to define the extent of mineralization encountered in the first round of drilling.

The following table is a rough estimate of the costs of the above mentioned programs by the Company.


         Program                                        Cost ($)
         -------                                        --------

Gradient array SP geophysical survey
covering 2 square miles ................................$50,000

Buffalo Gulch mapping and sampling .....................$50,000 minimum

Reconnaissance mapping and sampling ...................$162,000

                                             Total ....$262,000


The Company estimated that a minimum of $300,000 will be required for the permitting cost for additional drilling and other required permits to bring the property into commercial production and for the geophysical program, geological mapping and sampling at the Buffalo Gulch property. The Company intends to identify potential joint venture partners in regard to the Buffalo Gulch Property with a view to concluding a joint venture agreement thereon.

Gallaugher Property

On September 5, 1996, the Company entered into an agreement (the "Gallaugher Agreement") with Cliff and June Gallaugher ("Gallaughers") pursuant to which the Company was granted an exclusive option to purchase six unpatented mining claims located in the Elk City Mining District, Idaho County, Idaho.

Location and Access

The Gallaugher Property is accessed from Elk City, Idaho, which is located 60 miles east of Grangeville on State Highway 14. Access to the Gallaugher Property is through Elk City turning north on USFS Road 443 and past the intersection with the Erickson Ridge Road, which is the continuation of USFS 443, continue 1 mile east to the American River, at which point you are at the mid-point of the Gallaugher Property. The Gallaugher Property contains several prospect pits and portals with the main one being the Alamance Mine. Services including lodging, fuel and groceries are available in Elk City and Grangeville. There is also a small landing strip for lighter aircraft at Elk City and an airport with fuel at Grangeville.

History

The Alamance Mine is reported as being a high grade underground mine on two parallel gold bearing quartz veins. The main elements mine is on a quartz vein reportedly 4 to 5 feet in width, traceable for 500 feet at the surface and produced a small quantity of very rich ore in the early days of the camp. The mine was discovered and worked at the turn of the century and worked sporadically up until 1941. Allotta Resources had also optioned this property at one point in time and reportedly drilled several holes in the location of the veins but that information has not been located at this time.

Geology

The Gallaugher Property is underlined by Precambrian gneiss and schists with quartzites which have been intruded by Cretaceous Tertiary granite rocks. The rocks consist of biotite gneiss, biotite schists and biotite quartzite with irregular layers of medium to coarse grain muscovite pegmatite which have been highly deformed and intruded by the quartz monzonite Idaho batholith which is Cretaceous in age. The property is located on the eastern side of the Elk City graben and mineralization appears to be associated with the north striking graben bounding fault as well as with quartz veins in tension gashes.

Mineralization

The mineralization consists of gold hosted in 2 major veins striking easterly and dipping to the south. They are traceable on the surface for over 600 feet. The historic grade according to one published report was $12 per ton in 1909 which would be equivalent to approximately 0.6 ounces per ton.

The Gallaugher Property is in the exploration stage of development, and there is no assurance that a commercially viable ore deposit exists in any such properties until further exploration work and a comprehensive evaluation based upon unit cost, grade, recoveries and other factors conclude economic feasibility.

The option may be exercised by quarterly payments over a five-year period, totalling $150,000. The Company is required to pay $2,400 per quarter commencing March 5, 1997 (paid), $3,600 per quarter commencing March 5, 1998 (paid to end of 3rd quarter 1998), $4,800 per quarter commencing March 5, 1999, $6,000 per quarter commencing March 5, 2000, $7,200 per quarter commencing March 5, 2001, and a final payment of $54,000 due by March 5, 2002. A third party receives a 10% finder's fee deducted from all option payments made by the Company to the optionor. In the event the Company places the claims into production, the Gallaughers will transfer the claims to the Company and the Gallaughers will receive $150,000 less all quarterly payments made. If the claims are not placed into production by

September 5, 2002, then the Company shall have no further interest in the claims unless it pays the sum of $150,000 to the Gallaughers less all quarterly payments made. Until the Company exercises its option, the Company will have all rights of access and use of the claims to carry out certain activities, including the removal of minerals for testing and evaluation. The Company is to keep the claims in good standing by payment of all taxes and assessments. The
Company made an initial payment of $2,000 on the signing of the agreement and has made the required quarterly payments to the end of the 3rd quarter of 1998. As at December 31, 1997, the Company has expended $10,200 on the acquisition and exploration costs of this property.


Eckert's Hill Property

The Eckert's Hill Property is located 5 miles Northwest of Cottonwood, Idaho and consists of patented Reservation Lode claims totalling 320 acres. The Company leased this property from certain unaffiliated individuals ("Lessors") pursuant to an agreement dated June 28, 1993 (the "Eckert's Hill Agreement"). The Company, as lessee, obtained the exclusive right to enter upon the property to explore for, develop, mine, remove, process and sell all ores, minerals and mineral substances of every nature and character in, under or upon the property except to the extent such rights may be limited by a certain settlement agreement dated February 15, 1993 between Fercott Gold USA, Inc. ("Fercott") and the Lessors. Pursuant to such settlement agreement, Fercott obtained a limited license to go upon the Eckert's Hill Property solely to remove an amount of extracted ore necessary for testing purposes. The term of the Company's lease is for a period of five years, after which time, the Company may extend the lease for an additional term of five years. The term of the lease may not exceed twenty years unless the Company is producing a commercial quantity of ore from the property.

In order to maintain the lease, the Company made annual minimum rental payments ("Minimum Rental Payments") on the dates and in the amounts set forth below to the Lessors:

                        Minimum Rental Payments Schedule
                        --------------------------------
           Amount of Payment                     Date of Payment
           -----------------                     ---------------
              $13,000                             June 28, 1993
              $15,000                             June 28, 1994
              $ 7,500                             June 28, 1995
              $ 7,500                             June 28, 1996

In addition, the Company made annual advance minimum royalty payments ("Advance Minimum Royalty Payments") on the dates and in the amounts set forth below to the Lessors:

                  Advance Minimum Royalty Payments Schedule
                  -----------------------------------------
           Amount of Payment                      Date of Payment
           -----------------                      ---------------
              $15,000                             November 1, 1993
              $15,000                             January 28, 1994
              $22,500                             June 28, 1995

                    Advance Minimum Royalty Payments Schedule
                    -----------------------------------------
        $22,500 ("Base Advance                 June 28, 1996
        Minimum Royalty")

        Adjusted Base Advance                  June 28, 1998 and every June 28
        Minimum Royalty                        thereafter through the end of
                                               the lease term

The Adjusted Base Advance Minimum Royalty is determined by adding to the Base Advance Minimum Royalty the amount of three hundred dollars ($300) for every full 1% that the United States Consumer Price Index ("CPI") for the previous five years exceeds the CPI for June 1993. Finally, the Company is required to pay to Lessors a non-participating production royalty of 2% of gross production escalating to 4% for gross production realized after June 28, 1995. The production royalty payment which would otherwise become due within one year following an Advance Minimum Royalty Payment shall be credited against that Advance Minimum Royalty Payment.

In the event that it is mutually determined by the Company and Lessors that there is no commercially mineable ore on the Eckert's Hill Property, the Company may elect to continue to lease the Plant site and required staging area necessary to operate the Plant for an annual rental fee in the amount of $6,000 and an annual fee of $300 per acre affected by the Company's milling operations. Both the annual rental payment and the annual surface use fee shall be adjusted annually for inflation based upon CPI increases in the United States.

The Company also must pay into an escrow account the sum of $1.00 per ton for each ton of ore or concentrate that is mined from lands other than the Eckert's Hill Property and brought onto the Eckert's Hill Property for stockpiling or milling. The escrowed monies shall be held by the escrow agent to provide an additional source of funds to secure obligations under the lease, until the parties mutually agree that the Company has performed all of its obligations pursuant to any federal, state or local law or regulation and all of the terms and conditions of the lease concerning protection of the environment.

The Company has further agreed to expend a minimum of $100,000 on mineral exploration and development of the Eckert's Hill Property by June 28, 1996, and has done so. Such work shall include only those funds expended to explore and develop the property and its mineral resources as a mine, and shall not include costs incurred to develop or improve the milling facility or any processing facilities.

Pursuant to the lease, Lessors reserve the right to determine when and if they desire to sell the Eckert's Hill Property; however, the Company shall have a right of first refusal to purchase the Eckert's Hill Property.

The Eckert's Hill Property consists of patented mining claims totaling approximately 330 acres located on the western edge of the Cottonwood Buttes District in Idaho County, Idaho, approximately 174 miles north of Boise. Access to the Eckert's Hill Property is gained from Cottonwood by traveling 1.5 miles north on U.S. Highway 95, then north 1.5 miles on good gravel county roads.

The mineralized zone of the Eckert's Hill Property is a small hill that protrudes above the Miocene Columbia River basalt flows. This window in the basalts has exposed granodiorite and gabbros related to the Idaho Batholith. The granodiorite stock intrudes into metamorphic greenschists which can be observed four miles northeast of the property. The mineralization has primarily been observed in quartz veins emplaced in the granodiorite.

The mineralization consists of a 5-foot wide quartz vein striking N60(degrees)W and dipping 68(degrees) to the northeast. The vein contains pyrite (up to 5%) in small irregular masses and along fracture surfaces. Weak to moderate limonite staining is common in the vein material near the surface and also in the granodiorite adjacent to the vein. Unaltered granodiorite is located within one foot of the vein. Unoxidized pyrite is found in freshly fractured vein material obtained near the surface. The vein has been exposed by trenching and also has been tested at a depth of 100 feet below the surface by a diamond drill, which indicated a zone approximately 15 feet in width with a gold grade of 0.113 ounces of gold per ton. Good vein continuity is observed down dip, while continuity of grade along strike appears to be erratic.

Ten thousand (10,000) tons of ore have been removed from the vein system on the property. Three grab samples from the southwest end of the system assayed 1.18 ounces of gold per ton, 1.03 ounces of gold per ton and 1.41 ounces of gold per ton, respectively.

Records on past prospecting and exploration activities are incomplete. Several shafts and small adits have been developed in the past.

Prior to entering into the lease, the Company retained Mr. Struck to examine the Eckert's Hill Property and evaluate property mineralization and geologic potential. Mr. Struck concluded that the Eckert's Hill Property exhibits vein structures and mineralization of sufficient magnitude to warrant acquisition of the mineral rights and the commitment of additional exploration work. Mr. Struck recommended a program of geological mapping and ground geophysics, in addition to sampling, to determine the strike length and continuity of the vein system and, depending upon the results of such program, a program of trenching and limited drilling.

As of December 31, 1997, the Company has expended $656,454 on the work performed on and acquisition costs of the Eckert's Hill Property. On December 26, 1993, the Company entered into a construction contract with Silver Crystal, which was amended April 10, 1994, by the terms of which Silver Crystal agreed to develop and upgrade the pilot scale test facility on an existing mill facility (hereinbefore described as the "Plant") located on the Eckert's Hill Property to process ore using the Swisher-Br Process, for a price not to exceed $650,000. The Company commenced a lawsuit against Mr. Swisher and Silver Crystal on October 22, 1996 alleging, among other things, that Silver Crystal breached certain agreements it had with the Company, which breaches include failing to complete the Company's Eckert's Hill Plant in a timely way and within budget and that Mr. Swisher has on numerous occasions, made false representations of material facts, with knowledge of falsity, including making false claims concerning gold value assayed or recovered on the Eckert's Hill vein system.
Subsequent to December 31, 1997, this lawsuit was settled. See Note 7 to the Company's December 31, 1997 Financial Statements, Item 3 - Legal Proceedings and
Item 12 - Related Transactions for additional information.

The Company has given notice of its intent to cancel the Eckert Hill lease as at June 28, 1998 and has six months from that date to move all equipment and personal property from the site.


Tuxedo Property

The Tuxedo Property is located in western Silver Bow County, Montana, approximately 8 miles northwest of Butte. The property consists of approximately 1,040 acres of fee surface and mineral rights, 80 acres of both patented and unpatented mining claims, and 680 acres of fee surface rights. Pursuant to an agreement dated December 28, 1993 and an addendum dated April 27, 1994, the Company acquired from an unaffiliated third party the right to investigate and the right to negotiate for all current and future mineral rights regarding certain property located in Deer Lodge and Silver-Bow counties of Montana for a cash payment of $100,000. Pursuant to an assignment dated September 30, 1994 and an underlying purchase and sale agreement dated June 1, 1994 (the "Tuxedo Agreements"), the Company acquired from an unaffiliated third party the mineral rights to 1,380 acres in Silver-Bow County, Montana, for cash payment of $43,000. The underlying vendor retains a 3% net smelter return on the property. Pursuant to an assignment dated September 30, 1994 and an underlying exploration agreement and option to lease mining claims dated May 24, 1994, the Company acquired from an unaffiliated third party an option to lease 69 acres in Silver-Bow County, Montana, for a cash payment of $25,000. Pursuant to an agreement dated November 25, 1995, the Company was granted a leasehold interest in certain minerals contained on a property near Silver-Bow County, Montana, in consideration for the payment of a minimum royalty of $15,000 per year and a production royalty of 3% of the net value of all minerals produced and sold directly from the property. The property is strategically located near the Anaconda and Butte Superfund sites to provide mine site clean-up for other properties in this area.

The Tuxedo Property consists of a curved sulfide rich quartz vein traceable on the top of a ridge for over one and one-half miles. The quartz vein shows a width on the west end, where mining work has previously undertaken, of 12 to 14 feet in surface cuts. Historically, silver content in the vein ran between 5 and 20 ounces per ton. The Company contracted an independent geological engineer to carry out a preliminary study of the geology and mineralization of the area as well as to provide bulk samples from the vein for testing. Potentially commercial gold results from a 1,000 pound bulk sample taken near the old working on the west end of the Tuxedo Property have been confirmed in a 25 pound bulk test using the Swisher-Br Process coupled with select ion exchange resins and furnace ashing to the extractive media. The Company intends to conduct additional mapping and complete sampling on the entire strike length of the Tuxedo Property vein system.

The Company has kept 20 acres of the Tuxedo Property, while terminating a lease for 680 acres in November, 1997. The Company is holding the Tuxedo interest for future development. As at December 31, 1997, the Company has expended $205,383 on the acquisition and exploration costs of this property.

Dean Mine and Mill Sites

On October 9, 1996, the Company entered into an agreement (the "St. George Agreement") with St. George Metals, Inc. ("St. George"), an unaffiliated third party, to acquire all of St. George's interest in the mill site, mining property and equipment known as the "Dean Mine and Mill Sites" located in the Battle Mountain, Nevada area in consideration for the payment of $75,000 ($25,000 cash and acceptance of $50,000 in prior option payments) and issuance of 75,000 shares. Pursuant to the terms of the agreement, the Company was to assume all liabilities for the required reclamation and neutralization of existing cyanide at the Dean Mill, the Dean Mine Property and various unpatented mining claims and pay for the required transfer of all permits to the Company. The agreement was conditional upon the Company entering into a satisfactory agreement with Domingo A. Calzacorta relating to the lease of the Dean Mine Property. The
Company was unable to negotiate reasonable lease terms with Mr. Calzacorta during 1997, and accordingly the Company has not issued the 75,000 shares of its stock, and the parties have mutually agreed that the Company will retain the data base and equipment acquired for the cash payments made and that the portion of the Agreement related to the shares and property were rescinded. The Company has re-evaluated the reclamation liability associated with the Dean Mine patent claims. At this time the Company feels the reclamation responsibility will be far greater than the $200,000 posted bond for said purposes. Consequently, the Company has declined involvement in the Dean Mill site proper but has kept 16 unpatented mining claims on the Battle Mountain Gold Trend which are contiguous to the Dean Mine site and which have minimal or no reclamation liability associated with them.

The Dean Mine Property is located 18 miles southeast of the town of Battle Mountain in Lander County, Nevada at the northern edge of the Shoshone Range. The property is reached by county paved and improved gravel roads 17 miles southeast to the junction of Lewis and Dean Canyons, and then by unimproved dirt roads.

The property is located in the productive Battle Mountain Gold belt in Nevada. The key gold-bearing quartz breccia veins cut the Teritary-aged dacite prophyry and the surrounding siliciastic sediments of the Ordovician Valmy Foundation and Silurian Elder Formation. They have been cut locally and offset by north to north-east trending, post mineral faults. Gold and silver mineralization occurs in a series of quartz-sulfide fault/vein structures.

The Dean Mine was in production from the early 1880's to 1909, with additional work periodically through 1957. There currently are 13 levels with over 3.5 miles of workings down to a depth of 980 feet. Total production based on available records is 57,719 ounces of gold and 82,675 ounces of silver at grades of 0.4 ounces of gold per ton and 0.6 ounces of silver per ton. Additional gold and silver was recovered from 17,000 tons of material taken from slopes around the old mine workings.

St. George metals has carried out an extensive program on the property since 1986, consisting of detailed surface and underground mapping, rock chip sampling, soil sampling, and geochemical and geophysical studies. St. George Metals has also conducted 41,837 feet of drilling in 76 holes, and has spent $12 million to date on exploration and development of the old mine. The Battle Mountain trend is one of the more active gold exploration areas in the world, with many large low grade deposits, including Placer Dome's Pipeline deposits.

To date, the Company has paid to St. George the sum of $75,000. The Company's interest is now reduced to 16 unpatented claims on which the Company is paying fees. The Company has been contracted by other companies in regard to potentially establishing a joint venture on the unpatented claims. In general, due to the failure of the Swisher-Br Process, the Dean Mine and Mill Property is not viable to the Company. As at December 31, 1997, the Company has expended $85,045 on the acquisition and exploration costs of this property.


Other Properties

S/S Ophir Property

The S/S Ophir Property is located 20 miles east of Grangeville, 2 miles north of State Highway 14. The property consists of approximately 120 claims in Idaho County in Township 29 North, Range 4 and 5 East, sections 5, 6, 7, 12, 13, 18, 19, 24, and 30, Boise Meridian. Each claim is approximately 20 acres in extent. The property is near the Idaho suture zone and appears to host "black smoker" type deposits. The mineralization consists of a stratabound massive sulphide containing copper, cobalt and minor gold.

The S/S Ophir Property, a portion of Claim Block X, consists of 343 claims located in the Nez Perce National Forest, approximately 152 miles north of Boise in Idaho County. The property can be accessed from two locations on State Highway 14, by traveling approximately 20 miles east of Grangeville, Idaho on State Highway 14. The claims lie to the north of Highway 14. The claims were purchased for consideration of $60,000 and 100,000 common shares of the Company, upon VSE acceptance of the purchase agreement.

The S/S Ophir Property is an extensive claim block, with claims running from the South Fork of the Clearwater River to Quartz Ridge, all located within the Clearwater Mountains.

The mining claims located on the S/S Ophir Property are not located in the named mining district. The claim block encompasses the historic Ophir Lode, Wickieup Creek Deposit, Lucky Win Prospect and the Silver King Prospect. There is a short adit at the Ophir Lode that had the following metals listed as products: copper, gold, silver, cobalt and iron. The Wickieup Creek Deposit listed iron, manganese and phosphorous as products. The Lucky Win Prospect listed uranium as a product, and the Silver King Prospect listed gold as a product. Records detailing tonnages, dates of production and quantities produced are not available.

The S/S Ophir Property is a combination of quartzite, schist, granodiorite and magmatic rocks that are heavily iron stained in places. In other places the mineralization occurs as finely disseminated sulfides in a quartz-rich metamorphic unit, as well as massive sulfides emplaced on a fracture in the quartzite unit at the Ophir Lode adit. The massive sulfides consist of pyrite, chalcopyrite, minor bornite, minor galena and pyrrhotite in a gangue of white quartz. Samples from the dump had very heavy limonite and hemetite staining on exposed surfaces and fractures.

Due to the refractory nature of the massive sulfides, little work was conducted on the S/S Ophir Property in the past other than the development of a short adit and small prospect pits scattered up and down the hillside. More recent work on the mineralized zone by IMD has shown values of up to 1.8% copper, 0.4% cobalt and some gold and silver values.

Mr. Struck recommended the following plan of exploration with respect to the S/S Ophir Property:

     1. Additional research and review of existing literature including a review of Idaho Bureau of Mines and Geology Reports, Idaho Geological Survey Reports and Maps, USFS Mineral Exam Reports and Plans of Operations, MSHA records and United States Bureau of Mines Production Records; and

     2. On-site reconnaissance level mapping and sampling to confirm historic data and to provide a basis for the next level of property evaluation.

Pursuant to an agreement dated October 15, 1992 (the "SS Ophir Agreement"), the Company acquired a 60% interest and a right of first refusal to acquire the remaining 40% interest on this property from IMD, a company controlled by Mr. Joseph Swisher (see Item 12 Related Transactions). This agreement was amended by an amending agreement dated January 25, 1996, which agreement amended a total of 13 agreements between the Company and IMD.

The Company has commenced a brief geophysical program on the property, to be followed by a preliminary drilling program if the sulphide rich zone in the area of the adit has an indication of size. The expenditures as at December 31, 1997 on the SS Ophir Property total $138,089. These expenditures include, acquisition costs, staking, assaying and geological consulting expenditures.

A lawsuit was brought against the Company on October 10, 1996 by Mr. Swisher and IMD claiming, among other things, an aggregate amount of $1,920,000 or alternatively, 800,000 shares of the Company, allegedly owing under the Golden Eagle Amending Agreement to the plaintiffs. If the plaintiffs are successful in their action, the Company may have been required to pay a cash settlement or issue shares to the plaintiffs, and the Company's interest in the S/S Ophir Property may have been adversely affected. See "Legal Proceedings." Subsequent to December 31, 1997, this lawsuit was settled. See Note 7 to the Company's 1997 Financial Statements for additional information. Mineral Zone Property

On December 1, 1995, the Company entered into an agreement (the "Mineral Zone Agreement") with IMD and Delbert Steiner, President and Director of the Company, to acquire certain property known as the "Mineral Zone Property", located in the Elk City Mining District, Idaho County, Idaho in consideration for the payment of $1,710,000 over time.

Location and Access

The property is accessed from Elk City, Idaho, which is located 60 miles each of Grangeville on State Highway 14. Once in Elk City turn north on USFS Road 443 and travel 2 miles north to the southern boundary of the property. Services including lodging, fuel and groceries are available in Elk City and Grangeville. There is also a small landing strip for lighter aircraft at Elk City and an airport with fuel at Grangeville.

History

The Mineral Zone Property was first discovered and mined in the late 1800's as a high grade quartz vein system. The Mineral Zone Property was originally developed and mined from narrow underground adits. It was mined sporadically through the 1970's at which time a small open cut was developed over the deposit. Some limited tonnage was mined at that time and then the Mineral Zone Property was inactive until 1986 at which time Allotta Resources optioned the Mineral Zone Property from Idaho Mining and Development. Allotta Resources drilled approximately 21 core holes and 84 reverse circulation holes, totalling 25,000 feet and developed a small resource. At that time, the Mineral Zone Property was optioned to Billiton, a subsidiary of Shell Oil. Billiton continued with the reverse circulation drilling and developed a mineral inventory based on this drilling. A total of 112 drill holes across the Mineral Zone Property were used for calculation of geologic and grade models for the area.

The Company has initiated some limited mapping and sampling which has returned assays as high as 2 ounces per ton. The Company is currently reviewing the historical data base and reconstructing the geologic model to define priority targets for future mapping and sampling, as well as drilling.

Geology

The Mineral Zone Property is underlined by Precambrian gneiss and schists with quartzites which have been untruded by Cretaceous Tertiary granite rocks. The rocks consist of biotite gneiss, biotite schists and quartzite with irregular layers of medium to coarse grain muscovite pegmatite which have been highly deformed and intruded by the quartz monzonite Idaho batholith which is Cretaceous in age. In the vicinity of the Mineral Zone Property, the sericite muscovite schist and gneiss rocks have been intruded by a dike of quartz monzonite along a series of westerly striking faults. The Mineral Zone Property is located on the eastern side of the Elk City Graben and mineralization appears to be associated with the north striking graben bounding fault as well as with quartz veins in tension gashes.

Mineralization

Gold mineralization occurs in a east/west striking steeply, self dipping quartz filled fracture zone. The host rocks are generally barren on the hanging wall side of the fault zone and consist of biotite gneiss and schist. The gold mineralization occurs in a sheared and brachiated schist and gneiss up to 50 feet thick and in vein quartz and gouge. The rocks show strong argillican sericite alternation with minor to moderate limonite staining. The rocks show strong argillican sericite alternation with minor to moderate limonite staining. The depth of oxide has been reported to be in excess of 400 feet. Preliminary metallurgical work indicates an amenability to cyanide dissolution which would help with the economics of the project.

A lawsuit was brought against the Company alleging, among other things, that monies were owing by the Company to the plaintiffs under this agreement. See "Legal Proceedings." Subsequent to December 31, 1997 the Company settled this lawsuit, and has agreed to purchase the Mineral Zone Property based upon a price to be determined from a mutually agreed upon qualified appraiser. Principal payments of 3.5% of the purchase price must be paid on the earlier of six months from the date of the agreement or upon obtaining the valuation report with an additional 3.5% within six months of the valuation date. The remaining balance will be payable in quarterly instalments over the estimated mine life commencing from the date of the commencement of commercial production, if any. Interest on the principal balance commences six months from the date of the valuation report and shall be paid on a quarterly basis.

As at December 31, 1997, the Company has expended $9,024 on the acquisition and exploration costs of this property. Pursuant to the Global Settlement Agreement the Company has until the end of September, 1998 to find an independent appraiser to appraise the Mineral Zone Property for payment by the Company to Mr. Steiner and Mr. Swisher, despite the initial agreement calling for the Company to pay $1,700,000 for the Mineral Zone Property. See Notes 3 and 7 to the Company's December 31, 1997 Financial Statements for additional information.

Mallard Property

Pursuant to an agreement dated February 28, 1990 and amended February 19, 1991 (the "Mallard Agreement"), the Company purchased from IMD, 31 unpatented contiguous mining claims located in the Dixie Mining District, Idaho County, Idaho ("Mallard Property") for $10,000 and 50,000 common shares of the Company. See "Conflicts of Interest, Certain Relationships and Related Transactions."

The Mallard Property is located in the Nez Perce National Forest approximately 142 miles north of Boise, Idaho. The 31 unpatented contiguous mining claims are described in Notices of Location recorded in the office of the county recorder of Idaho County. Access to the Mallard Property is gained from Elk City by traveling three miles west on Idaho State Highway 14 to the intersection of the United States Forest Service Routes 222 and 522, then 25 miles south on route 222 (Red River Road). Crooked Creek borders the property to the east and Little Mallard Creek flows east from the property. The Mallard Property is generally covered with 5 to 15 feet of snow for five to seven months of the year. The area is heavily timbered and parts are covered by thick underbrush. Overburden on the property is not deep, but outcrops are scarce. There is no underground or surface plant or equipment on the property.

The mineralization in the area of the Mallard Property generally occurs in epithermal veins, quite different form the disseminated gold mineralization of the Petsite or Orogrande deposits. These veins are commonly related to "mafic dikes," which fill faults, particularly on the footwalls of later vein fillings. The veins are quartz, typically containing pyrite and gold, with minor galena sphalerite and chalcopyrite. Several large shear zones, along which past producing mines are located, trench northwesterly through the area.

No hardrock mining has been carried out on the Mallard Property to date. Several trenches and pits have been dug on the western portion of the property to investigate quartz veins and shear zones. In 1989 the United States Bureau of Mines, as part of an extensive mapping and sampling program conducted in the area, open trenches to investigate a quartz vein showing on the high ground near the extreme western edge of the Mallard Property. Trenches and pits have also been dug downhill from this area to investigate a subcropping quartz vein which parallels the edge of the lowland swamp. A small placer operation on the swamp is reported by the operator to yield considerable course crystalline gold with fine flower gold. The quartz from the main vein in this location is very fine to sugary and white and is filled with patches and knots of pyrite and arsenopyrite. As this vein zone has been exposed only in four small pits and one trench, its width has not been clearly determined; however, unless the vein occurs as a series of parallel narrow filings, its width is in excess of 10 feet. Representative samples taken from more than 100 feet apart along the mineralized portion of the vein have proven to be of significant grade. The wall rock alteration and morphology of the landscape in the area also indicates a large linear alteration zone lying to the south of the exposed epithermal type quartz veins.

In September 1992, Mr. Struck completed a report on the Mallard Property. Mr. Struck concluded that mineralization occurred on the Mallard Property in two distinct types. First, there is high grade, low to moderate tonnage gravel placer deposit. Second, there may be a low to moderate tonnage, high grade lode deposit in the auriferous quartz veins on the property. Accordingly, Mr. Struck recommended (i) a trenching program to establish the depth and extent of the gravels as well as the precious metals contained in the gravels, (ii) the mapping of the quartz veins for continuity along strike and thickness, as well as sampling to determine grade, and (iii) if results are satisfactory, trenching and drilling to define the extent of mineralization.

As of December 31, 1997 the Company has expended $47,945 in the acquisition and exploration of the Mallard Property, and has performed only such assessments necessary to maintain the claims in good standing. During 1997, the Company determined that title to the Mallard Property is in question and no significant work program is planned for this property. Accordingly, the Mallard Property has been written down by $47,944 to a nominal carrying value.

Snowstorm Property

Pursuant to an agreement dated February 19, 1991 (the "Snowstorm Agreement"), the Company purchased from Silver Crystal, a company controlled by Mr. Swisher, an undivided 50% interest in 29 unpatented contiguous mining claims located in the Elk City Mining District, Idaho County, Idaho ("Snowstorm Property"), and a right of first refusal to acquire the remaining 50% interest therein for a total cost of $5,000. See "Conflicts of Interest, Certain Relationships and Related Transactions." Under the agreement, the Company is required to perform or cause to be performed on the claims, and each of them, all such assessment work as may be required under applicable state law and otherwise to maintain the claims in good standing and against relocation by others. If the Company fails to perform the annual assessment work, Silver Crystal, after providing written demand to the Company to commence such assessment work within 60 days, may perform or cause to be performed, such assessment work and deliver to the Company a statement detailing the expenses incurred. If the Company fails to reimburse Silver Crystal for the expenditures set forth in the statement, the Company, upon written demand therefor, will be required to assign and transfer the claims back to Silver Crystal. Subsequent to December 31, 1997 the annual assessment requirement has been dropped pursuant to the terms of the Global Settlement Agreement. For more information see Legal Proceedings and Note 7 to the Company's December 31, 1997 Financial Statements.

The Snowstorm Property is located in the Nez Perce National Forest approximately 156 miles north of Boise, Idaho. The 29 unpatented contiguous mining claims are described in Notices of Location recorded in the office of the county recorder of Idaho County. Access to the Snowstorm Property is gained from Elk City by traveling three miles west on Idaho State Highway 14 to the intersection with United States Forest Service Routes 222 and 522, then five miles south on Route 222 (Red River Road). The property is generally covered with snow between November and April. The area is heavily timbered, except for south-facing slopes and the more open valley floor which are generally in dry-land grasses. Outcroppings are restricted to road cuts, creek gorges and old workings. There is no underground or surface plant or equipment on the property.

The Snowstorm Property is located in the Elk City Mining District. The property encompasses the Mascot Mine and the Rand prospect. The Mascot Mine recorded intermittent production between 1912 and 1938. Records indicate 101 to 500 ounces gold and less than 40 ounces silver from 101 to 500 tons or ore were produced during this period. Zinc and copper are also listed as byproducts. The old workings are caved, but it was reported that the quartz vein was sloped to a depth of 80 feet and 200 feet along strike.

In September 1992, Mr. Struck completed a report on the Snowstorm Property. Mr. Struck concluded that the mineralization on the property is associated with a quartz vein that is reported to vary in thickness from five to eight feet. The vein was said to strike north 80(degrees) east and dip 65(degrees) north and carry three inches of fault gouge along the footwall. Quartz vein material located on the dump has open bugs and drusy cavities with pyrite and minor arsenopyrite. Some fractures in the quartz were heavily stained with limonite and minor hematite. Mr. Struck recommended a program of mapping and sampling to determine continuity along strike and grade, and, if the results are satisfactory, a program of trenching and drilling to define the extent of mineralization.

As of December 31, 1997 the Company has expended $23,007, in the acquisition and exploration of the Snowstorm Property, and has performed only such assessments necessary to maintain the claims in good standing. During 1997, the Company determined that title to the Snowstorm Property is in question and no significant work program is planned for this property. Accordingly, the Snowstorm Property has been written down by $23,006 to a nominal carrying value.


ITEM 3.  LEGAL PROCEEDINGS


Civil Suit by Joe Swisher and IMD

A lawsuit was brought against the Company and Delbert Steiner, President and Director of the Company, in the District Court of the First Judicial District of the State of Idaho, in and for the County of Kootenai on October 10, 1996 by Mr. Joseph Swisher and IMD and amended July 25, 1997. The two plaintiffs sued for:
(a) approximately $241,809 and accrued interest from the Company on account of an amount alleged to be owing under a certain promissory note; (b) $240,720 or alternatively 100,300 shares of the Company which was alleged to be owing under a separate promissory note; (c) $1,920,000 plus interest or alternatively 800,000 shares of the Company which was alleged to be owing under an agreement dated January 25, 1995 or alternatively an order determining that IMD is excused from further performance under such agreement; (d) $1,205,600 or alternatively 504,000 shares of the Company alleged to be owing as a result of the plaintiffs allegedly providing financing funds to the Company between 1993 and 1996; (e) $201,899 plus interest from the Company which was alleged to be owing on account of an agreement dated December 1, 1995 relating to the Mineral Zone Property;
(f) judgment against Delbert Steiner for $350,000 for an alleged breach of fiduciary duty to IMD relating to the transactions set forth in items (b) and
(d) of the lawsuit; (g) a minimum of $227,500 from the Company and Delbert Steiner for damages relating to an amount alleged to be owing under an agreement dated March 3, 1993; (h) a minimum of $1,000,000 from Delbert Steiner and the Company for damages relating to an alleged unjustified refusal of the Company to deliver its common shares alleged as due under items (b), (c) and (d) of the lawsuit which has allegedly wrongfully deprived IMD of the right to vote such shares on matters which the Company's shareholders are entitled to vote on; (i) a minimum of $1,000,000 from the Company for damages to IMD for the Company's alleged breach of its contractual obligations to IMD which allegedly constitutes a breach of the covenant of good faith and fair dealing made by the Company to IMD when inducing IMD to enter each of the contracts in the lawsuit.

The Company commenced a lawsuit against Mr. Joseph Swisher and Silver Crystal in the District Court in the Second Judicial District of the State of Idaho, in and for the County of Nez Perce on October 22, 1996. The Company's lawsuit alleges that Silver Crystal breached certain agreements it had with the Company, which breaches include failing to complete the Company's Eckert's Hill Plant in a timely way and within budget. The Company alleges that Mr. Swisher breached certain contractual obligations he owed to the Company, including diverting to his own personal gain a certain business opportunity properly belonging to the Company. Furthermore, the Company alleges that Mr. Swisher, in both his individual capacity as well as in his capacity as an officer and shareholder of IMD, has made false representations of material facts, including statements regarding his knowledge, ability, and qualifications to develop the Swisher-Br Process. The Company is suing for damages and for an injunction to prevent Mr. Swisher and Silver Crystal from unlawfully using the Swisher-Br Process, over which the Company has an exclusive use license.

Subsequent to December 31, 1997, the Company settled all lawsuits with Mr. Swisher and IMD. On April 29, 1998, the parties signed the Global Settlement Agreement which causes all claims and counter-claims between the parties to be dismissed. A copy of this agreement is filed as an exhibit to this report. In full and final settlement of all existing and potential claims between and amongst the parties, the Company will pay $50,000 to IMD within 2 business days of the settlement and will deposit in trust a further $50,000. Both of these payments have been made. The balance in trust will be released to IMD upon delivery by IMD to the Company of certain quitclaim deeds to the Claim Block properties. The Company has recorded a gain on the settlement of the lawsuit of $223,946. Furthermore, the Company has now established a procedure for valuing the Mineral Zone claim. In this regard, see Item 2 Description of Property and
Item 12 - Related Transactions for more information.

The settlement has been recorded as of December 31, 1997 and the $100,000 is accrued within amounts payable to related parties in the financial statements. See also Note 7 to the Company's December 31, 1997 financial statements. The gain on debt settlement has been recorded as an extraordinary item in the statement of operations for the year ended December 31, 1997. See also Note 8 to the Company's December 31, 1997 Financial Statements.

Civil Suit Against Geoffrey Magnuson

The Company commenced a lawsuit against Geoffrey Magnuson, a former officer of the Company, in the District Court of the Second Judicial District of the State of Idaho, in and for the County of Nez Perce on September 26, 1997. The Company sued for diversion of corporate assets, conversion of corporate property, including but not limited to, books, records and geological data, breach of fiduciary duty and slander, and sought as relief:

     (a) an order compelling Mr. Magnuson to account for his alleged misconduct in appropriating the Company's property and to pay to the Company the amount of such damage to the Company's business and goodwill;

     (b) an order mandating Mr. Magnuson to return all property belonging to the Company and to pay to the Company the amount of any damage to the Company.

Civil Suit by Gumprecht - Promissory Note

A lawsuit was brought against the Company, IMD and Mr. Joseph Swisher in the District Court of the Second Judicial District of the State of Idaho, in and for the Country of Idaho on October 17, 1997 by the plaintiffs, Thomas Gumprecht and Bonnie Witrak (the "Plaintiffs"). The Plaintiffs brought the action to collect on a promissory note dated October 19, 1995 entered into between the Plaintiffs and the Company in the amount of $250,000. In connection with the execution of the promissory note, the Company and Plaintiffs entered into a security agreement which granted the Plaintiffs a security interest in certain assets. The Plaintiffs sought possession of certain assets which included equipment located at the Eckert's Hill Mine and Mill site and at the Golden Eagle site. The Plaintiffs sought a judgment in the total amount of $308,000 for principal and interest up to and including October 1, 1997.

Subsequent to December 31, 1997, the Company elected to allow a default to be entered in the District Court of the Second Judicial District of the State of Idaho, in and for the County of Idaho on January 30, 1998. On May 18, 1998 the Court ordered the Company to pay the amount of $332,216.71 which included interest through May 17, 1998. The Company is currently negotiating payment terms of the judgment with the Plaintiffs.

Civil Suit by Gumprecht - Share Exchange

A lawsuit was initially brought against IMD and Mr. Joseph Swisher in the District Court of the Second Judicial District of the State of Idaho, in and for the County of Idaho by Thomas Gumprecht (the "Plaintiff") in 1996. On October 6, 1997 the Plaintiff filed an Amended Complaint which added the Company and Delbert and Elli Steiner as defendants (with IMD and Joseph Swisher, collectively the "Defendants"). The Plaintiff alleges that the Plaintiff made various loans to Idaho Non-Metallic Mineral, a company owned in part by Mr. Steiner and Mr. Swisher, in exchange for shares of Silver Crystal Mines and IMD. The Plaintiff claims that prior to December 1991, the parties to the lawsuit had an oral agreement to exchange the Plaintiff's shares in Silver Crystal and IMD for 250,000 of the Company's shares which were owned by IMD. The Plaintiff is seeking transfer of such shares. The Defendants deny that any such oral agreement was made and have raised the statute of frauds and statute of limitations as defenses to the Plaintiff's claims. The lawsuit remains in the discovery phase and has not yet been set for trial. The Company is of the view that the allegations are generally without merit and will continue to defend such actions vigorously.

Civil Suit by Gumprecht - Derivative Action

Thomas Gumprecht and Kirke White (the "Plaintiffs") filed an Amended Complaint, Shareholders Direct and Derivative Action in the District Court of the Second Judicial District of the State of Idaho, in and for the County of Idaho on August 5, 1997. While the Complaint names the Company as a defendant on several pages, the Company is not named formally as a party to the Amended Complaint. The lawsuit makes allegations against Mr. Steiner and the Company with respect to the transfer of various funds and alleged agreements between the Company, Mr. Steiner and the Plaintiffs set out more particularly as follows.

The Plaintiffs allege that Mr. Joseph Swisher was involved in the creation of the Company, an allegation that the Company denies. The Plaintiffs further allege that the Company paid Silver Crystal $800,000 for the construction of the Eckert's Hill Mine and Mill site which the Company admits. The Plaintiffs allege that such funds were diverted for the personal use of Mr. Joseph Swisher, which the Company denies. These funds were utilized by the Company for an independent metallurgical evaluation of the entire Swisher-Br Process, and for general and administrative expenditures.

The Plaintiffs alleged that an agreement was made in August of 1995 by the Company to exchange the Plaintiffs' stock in Silver Crystal for that of the Company. The Company admits an offer was made to this effect but denies that such offer was accepted and as a result no agreement was formed.

The Plaintiffs allege that Mr. Steiner solicited funds from the Plaintiffs while acting as their attorney and deposited such funds into his attorney/client trust account and/or his attorney general business account. The Plaintiffs allege such funds were given to Mr. Steiner in exchange for stock in the Company which was not delivered. The Plaintiffs allege that the solicitation of funds, the depositing of such funds into Mr. Steiner's client accounts, the disbursement of such funds without accounting, and the failure transfer stock to the Plaintiffs exhibits negligence by failure to exhibit the care expected of a reasonably prudent attorney acting in the same or similar circumstances in the same or similar community. Mr. Steiner specifically denies soliciting funds from the Plaintiffs and states that the disbursement of such funds was undertaken at the instruction of the Plaintiff, Mr. Gumprecht. Mr. Steiner further denies the remainder of the aforementioned allegations.

The Plaintiffs are seeking recission and restitution of funds, compensatory damages, specific performance of the alleged contract, the formation of a constructive trust in the Golden Eagle Mining properties and all Company stock owned by Mr. Joseph Swisher and IMD, punitive damages for $1,000,000, and several orders relating to the Golden Eagle Property, Silver Crystal Mines, Inc., IMD and Mr. Swisher.

The Company is of the view that the allegations are generally without merit and will continue to defend such actions vigorously.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the Company's security holders during the fourth quarter of fiscal 1997.

                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no established public trading market in the United States for the Company's common stock. The common shares of the Company are listed on the VSE, Vancouver, British Columbia, Canada, under the classification of an "advanced" Company and trade under the symbol "IDO".

The following table sets forth the volume and the high low sales prices (in Canadian dollars) for the common stock of the Company regarding the quarterly periods set forth therein, as reported by the VSE.


   Quarter Ended         Volume             High            Low
   -------------         ------             ----            ---

    12/31/1997           367,439            $0.65           $0.18
     9/30/1997           579,466            $0.90           $0.41
     6/30/1997           103,050            $0.95           $0.60
     3/31/1997           514,633            $1.40           $0.75
    12/31/1996           296,685            $3.50           $1.20
     9/30/1996           375,375            $4.45           $2.70
     6/30/1996           463,479            $4.25           $1.70
     3/31/1996            73,307            $2.05           $1.45
    12/31/1995           127,280            $2.06           $0.85
     9/30/1995           111,350            $2.30           $1.85
     6/30/1995           104,035            $2.50           $2.00
     3/31/1995            67,025            $2.50           $1.95


There are approximately 170 registered shareholders of the Company's common stock, which includes some of the holders who purchased on the VSE and those whose shares of the Company's common stock were acquired pursuant to private sales, who together hold in total 7,104,208 of such stock as at December 31, 1997. A further 2,330,478 common shares had been allotted but not yet issued as of December 31, 1997.

No dividends were paid with respect to the Company's common stock for 1997, and the Company does not plan to declare dividends in the foreseeable future.

Unregistered Sales of Securities

The following information describes the securities the Company has sold within the past three years without registering the securities under the Securities Act.

Property Transactions

On March 24, 1997 and September 2, 1997 the Company issued common shares in its capital to Idaho Gold as partial consideration for the acquisition of certain resource properties from Idaho Gold, pursuant to an agreement dated December 11, 1995 between the Company and Idaho Gold. The particulars in regard to the number of shares, resource properties and price were as follows:


-------------------------- ----------------------- ----------------------- ----------------------- -----------------------
                                 Number of
        Property               Shares Issued            Date Issued         Price per Share (C)      Total Proceeds (C)
-------------------------- ----------------------- ----------------------- ----------------------- -----------------------
     Buffalo Gulch                 60,000              March 24, 1997              $1.15                  $69,000

     Buffalo Gulch                 60,000            September 2, 1997             $1.15                  $69,000

     Deadwood                      35,000              March 24, 1997              $1.15                  $40,250

     Deadwood                      35,000            September 2, 1997             $1.15                  $40,250

     Friday                        30,000              March 24, 1997              $1.15                  $34,500

     Friday                        30,000            September 2, 1997             $1.15                  $34,500

     TOTAL                        250,000                                                                 $287,500
-------------------------- ----------------------- ----------------------- ----------------------- -----------------------


Private Placement pursuant to May 1996 Offering Memorandum

On September 11, 1996 the VSE accepted for filing the Company's non-brokered Private Placement of 477,950 units. The Private Placement was concluded in two tranches, with each tranche having its own unique unit pricing and rights. The shares and warrants comprising the units of the two tranches were issued effective September 12, 1996. The tranches and the private placees were as follows:

Private Placement - September 12, 1996 - 100,000 Units

Effective September 12, 1996 the Company issued by way of a private placement a total of 100,000 Units at a price of C$2.00 per Unit, with each Unit consisting of one common share and one non-transferable common share purchase warrant. Each Warrant entitles the holder to purchase an additional common share for a term of one years at a price of C$2.00 per share. The total offering price was C$200,000. The private placee was as follows:


                                   Number of
Name                            Units Purchased          Price per Unit(C)          Total Proceeds(C)
----                            ---------------          -----------------          -----------------

Delbert W. Steiner(1)              100,000                    $2.00                     $200,000


(1) Delbert W. Steiner is the President, Chief Executive Officer and a Director of the Company.


Private Placement - September 12, 1996 - 377,950 Units

Effective September 12, 1996 the Company issued by way of a private placement a total of 377,950 Units at a price of $3.50 per Unit, with each Unit consisting of two common shares and one non-transferable common share purchase warrant. Each Warrant entitles the holder to purchase an additional common share for a term of two years at a price of $1.75 per share during the first year and $2.75 per share during the second year. The total offering price was US$1,322,825. The private placees were as follows:


                                   Number of
Name                            Units Purchased          Price per Unit(C)          Total Proceeds(C)
----                            ---------------          -----------------          -----------------

J.T. Blackfield Partners(1)        377,950                    $3.50                     $1,322,835


(1) Theodore Tomasovich, a director of the Company, is the President of J.T. Blackfield Partners.

Options Exercised

On May 17, 1996 the Company issued 30,000 common shares in its capital pursuant to the exercise of certain stock options. Delbert Steiner, Wilfried Struck and Geoffrey Magnuson each exercised 10,000 stock options, to each purchase 10,000 common shares at a price of $1.32 per share, for a total of $39,520.

Warrants Exercised

On January 24, 1995 the Company issued 30,000 common shares in its capital pursuant to the exercise of warrants at a price of $2.23 per share, for a total of $66,900. The warrants were exercised by, and the shares issued to, the warrant holder Mr. Joe Swisher, pursuant to an agreement between IMD and the Company dated March 3, 1993, and amended August 31, 1994.

Share Issuance

On June 24, 1995 the Company issued 290,464 common shares in its capital to the Tomasovich Family Trust at a price of $1.50 per share, for a total of $435,696. Mr. Theodore Tomasovich is a director of the Company and Trustee of the Trust.

Taxation

The following summary discusses only the Canadian federal income tax considerations generally applicable to a holder ("Holder") of one or more common shares of the Company who for the purposes of the Income Tax Act (Canada) (the "Act") is a non-resident of Canada who holds his common shares as capital property. The summary deals with the provisions of the Act in force on December 31, 1997 and all specific proposals to amend the Act publicly announced by the Minister of Finance (Canada) prior to December 31, 1997. It does not discuss all the tax consequences that may be relevant to particular Holders in light of their circumstances or to Holders subject to special rules. It is therefore not intended to be, nor should it be construed to be, legal or tax advice to any Holder of common shares of the Company and no opinion or representation with respect to the Canadian income tax consequences to any such Holder or prospective Holder is made. Holders and prospective Holders should therefore consult their own tax advisers with respect to their particular circumstances.

Dividends

A Holder will be subject to Canadian withholding tax ("Part XIII Tax") equal to 25%, or such lower rate as may be available under an applicable tax treaty, of the gross amount of any dividend paid or deemed to be paid on his common shares. Under the Canada-U.S. Income Tax Convention (1980) as it applied on December 31, 1997 (the "Treaty"), the rate of Part XIII Tax applicable to a dividend on common shares paid to a Holder who is a resident of the United States is, if the Holder is the beneficial owner of the dividend and is a company that owns at least 10% of the voting stock of the Company, 5% and, in any other case, 15% of the gross amount of the dividend. The Company will be required to withhold the applicable amount of Part XIII Tax from each dividend so paid and remit the withheld amount directly to the Receiver General for Canada for the account of the Holder.

Disposition of Common Shares

A Holder who disposes of a common share, including by deemed disposition on death, will not be subject to Canadian tax on any capital gain (or capital loss) thereby realized unless the common share constituted "taxable Canadian property" as defined by the Act. Generally, a common share of a public corporation will not constitute taxable Canadian property of a Holder unless he held the common share as capital property used by him in carrying on a business (other than an insurance business) in Canada, or he or persons with whom he did not deal at arm's length alone or together held or held options to acquire, at any time within the five years preceding the disposition, 25% or more of the shares of any class of the capital stock of the Company.

A Holder who is a resident of the United States and realizes a capital gain on a disposition of a common share that was taxable Canadian property will nevertheless, by virtue of the Treaty, generally be exempt from Canadian tax thereon unless (a) more than 50% of the value of the common shares is derived from or from an interest in, Canadian real estate, including Canadian mineral resource properties, (b) the common share formed part of the business property of a permanent establishment that the Holder has or had in Canada within the 12 months preceding disposition, or (c) the Holder is an individual who (i) was a resident of Canada at any time within the 10 years immediately, and for a total of 120 months during any period of 20 consecutive years, preceding the disposition, and (ii) owned the common shares when he ceased to be resident in Canada.

A Holder who is subject to Canadian tax in respect of a capital gain realized on a disposition of a common share must include three quarters of the capital gain (taxable capital gain) in computing his taxable income earned in Canada. The Holder may, subject to certain limitations, deduct three quarters of any capital loss (allowable capital loss) arising on disposition of taxable Canadian property from taxable capital gains realized in the year of disposition in respect to taxable Canadian property and, to the extent not so deductible, from such taxable capital gains realized in any of the three preceding years or any subsequent year.

If the shares of the Canadian company represent taxable Canadian property to the non-resident shareholder, the non-resident will be required to provide certain information to the Canadian tax authority regarding the proceeds of the disposition and the tax values of the shares. The non-resident must pay a withholding tax equal to 33% of the estimated taxable gain on the transaction or provide adequate security for such tax. If this amount is in excess of the final tax liability, the excess is refunded upon the filing of appropriate tax returns by the non-resident. In certain cases, the withholding tax can be reduced if the gain is otherwise not subject to tax by way of operation of the Treaty.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Selected Financial Data

The selected financial data set forth below as of December 31, 1995, 1996 and 1997 and for each of the three years in the period ended December 31, 1997, are derived from the audited financial statements of the Company included elsewhere in this Form 10-KSB. Statements of Operations Data


(in U.S. dollars)                                                        Year Ended December 31,
                                                     ----------------------- ------------------- -------------------
                                                                       1997                1996                1995
                                                     ----------------------- ------------------- -------------------
Operating expenses:
Write off of processing equipment                                 1,017,883             419,440                  --
General and administrative                                          830,681             991,114             819,311
Abandonment of property rights                                      345,622             200,279                  --
Loss on disposal of equipment                                                                                 4,576
                                                     ----------------------- ------------------- -------------------
                                                                  2,194,186           1,610,833             823,887
                                                     ----------------------- ------------------- -------------------
Other income (expense):
Net property option receipt                                          92,412                  --                  --
Interest income                                                       5,627               8,316               3,204
Interest costs                                                     (58,502)            (67,622)            (42,645)
Less interest capitalized                                            27,346              24,103              12,450

Extraordinary items
     Gain on settlement of lawsuit                                  223,946                  --                  --
     Gain on settlement of debt                                     179,138                  --                  --
                                                     ----------------------- ------------------- -------------------



(in U.S. dollars)                                                        Year Ended December 31,
                                                     ----------------------- ------------------- -------------------
                                                                       1997                1996                1995
                                                     ----------------------- ------------------- -------------------
Net loss                                                        $ 1,724,219         $ 1,646,036           $ 850,878
====================================================================================================================
Balance Sheet Data:
 (in U.S. dollars)                                                          As at December 31,
                                                     ----------------------- ------------------- -------------------
                                                                       1997                1996                1995
                                                     ----------------------- ------------------- -------------------
Working capital (deficit)                                         (456,843)           (856,616)           (779,453)
Total assets                                                      3,244,909           4,265,907           4,255,597
Long-term  debt  (Notes  payable  to  shareholders,
noncurrent)                                                          13,070              17,209             245,993
Notes payable to shareholders, due currently                        254,150             529,194             444,007
Total shareholders' equity                                        2,642,123           3,122,190           2,904,196
                                                     ----------------------- ------------------- -------------------


This Form 10-KSB contains forward-looking statements. A forward looking statement may contain words such as "will continue to be," "will be," "expect to," "anticipates that," "to be" or "can impact." Management cautions that forward-looking statements are subject to risks and uncertainties that could cause the Company's actual results to differ materially from those projected in forward-looking statements. Please refer also to the paragraph titled "Forward-Looking Information" in Item 1.

Results of Operations


Fiscal 1997 Compared with 1996

The Company is in the exploration stage and has yet to generate revenue from production; however, the Company has received some revenues from optioning interests in certain of its properties to establish a joint venture relationship. The Company continues to explore its mineral properties in an effort to establish proven ore resources. The financial resources of its joint venture partner will assist the Company in this regard.

In 1997 the Company received revenue of $165,000 from granting an option over certain of its resource properties. Furthermore, general and administrative expenses decreased by $160,433 from 1996, the decrease resulting primarily from:
(i) a decrease in office and general expenses ($65,223 vs $80,828); and (ii) reduced executive remuneration expenses ($0 vs $351,685) as a result of the Company not having to record any executive remuneration expenses as all shares have already been earned out of escrow but not yet released. These decreases were partially offset by increased wages and salary expenses ($266,284 vs $157,831) and shareholder information expenses ($127,135 vs 68,741).

During 1997, the Company expended cash of $374,442, and cash equivalent share issuances(2) of $185,250, for a total of $559,692 on its resource property exploration, development and acquisition program as compared to $500,516 in 1996. The actual amount expended in 1996 was $683,816 which was reduced by $183,300 of BLM claim rental fees which were accrued in earlier years and reversed in 1996. See the schedule of non-cash investing and financing activities included as part of the Consolidated Statement of Cash Flows in the Company's December 31, 1997 Financial Statements. The 1997 increase was due to significant property payments and exploration work performed on the Company's Buffalo Gulch Property. The Company wrote off processing equipment and abandoned certain property rights for a total charge of $1,363,505 in 1997.

-----------
(2)  For more information,  please see the Consolidated  Statement of Changes in
     Shareholders'   Equity  in  the  Company's   December  31,  1997  Financial
     Statements.

The Company recorded income from two extraordinary items: (i) a gain on settlement of certain lawsuits; and (ii) a gain on settlement of certain debts. These two items provided extraordinary income of $403,084 in 1997. For more information, please see Note 3 to the Company's December 31, 1997 Financial Statements.

In regard to the Petsite Project, the Company's joint venture partner, Cyprus Gold completed the following in order to maintain its rights to earn a 70% interest in the Project: Cyprus made a required cash payment of $50,000 to the Company, contributed certain of its unpatented mining claims to the joint venture, completed $1,500,000 of cumulative exploration and development expenditures and maintained the unpatented claims within the project during the earn in period. Subsequent to December 31, 1997 Cyprus has advised the Company that it had completed its requirements to earn its 70% interest in the project, for more information see Item 2 Description of Property - Cyprus Joint Venture.

In regard to the Friday Property, the Company has completed the issuance of the remaining 30,000 shares of the Company's stock to IGC, and has completed exploration and development expenses, with Cyprus, which are in excess of the $135,000 option requirement. As of December 31, 1997, $144,000 in advance royalty payments to underlying royalty interests were made on behalf of the Company by its joint venture partner, Cyprus, which is responsible for such payments pursuant to their joint venture arrangement with the Company.

In regard to the Deadwood Project, during 1997 the Company granted Cyprus the right to participate in a joint venture to earn up to an 80% interest in the Deadwood Property. Cyprus paid the Company a total of $165,000 pursuant to this option in 1997, of which $50,000 remains in trust. Furthermore, the Company has completed the issuance of the remaining 35,000 shares of the Company's stock to IGC as well as completed exploration and development expenses in the amount of $24,838 (excluding acquisition costs) during the year. Cyprus has confirmed expenditures of $239,408 to December 31, 1997, for a total of $264,246 spent on the property.

In regard to the Buffalo Gulch Property, the Company has completed the issuance of the remaining 60,000 shares of the Company's stock to IGC as well as completed exploration and development expenses in the aggregate of $310,000 during the year. The Company is also responsible for the following certain payments pursuant to three agreements underlying the Buffalo Gulch Property. Black Bear Agreement - the Company has made the required quarterly payments of $2,400 and minimum annual expenditure of $3,000 for 1997. Whiskey Jack Agreement
- the Company has made the required quarterly payments of $600 for 1997. Gray Estates Agreement - the Company has made the required quarterly advance royalty payments of $6,000 for 1997.

All of the Company's resource properties continue to be explored on the basis of independent engineering report recommendations and a determination as to whether the properties contain resources has yet to be made. Management has obtained independent valuations of the various resource properties and presently has written down to net realizable value the Mallard and Snowstorm properties.

The net loss for the year was $1,724,219, and was only slightly larger (4.7%) than the net loss for the year ended 1996.

Under U.S. generally accepted accounting principles, the Company must record executive remuneration on the release of performance shares from escrow. The Company issued 750,000 shares at the time of its initial public offering to the original principal founders of the Company at a price of C$0.01 per share, subject to the terms of an escrow agreement. The number of shares released from escrow is calculated on an annual basis as the Company expends qualifying amounts on its exploration and development programs, and the Company must seek regulatory approval for each release. The Company completed the entire amount of qualifying expenditures by December 31, 1996. During 1997, the Company did not apply for release of any escrowed shares, and accordingly, no executive remuneration expense was incurred and there was no corresponding change in share capital. The executive remuneration is a deemed amount and would be based upon the fair market value of the Company's common shares during 1997. (See Note 5 to the Company's December 31, 1997 Financial Statements and Security Ownership of Certain Beneficial Owners and Management - Shares of the Company held in Escrow.)

Fiscal 1996 Compared with 1995

The Company is in the exploration stage and has yet to generate revenue from production. The Company continues to explore its mineral properties in an effort to establish whether the properties contain ore resources, and now has the additional resources of a joint venture partner to assist in this regard.

In 1996, general and administrative expenses increased by $171,803 from 1995. A large portion of this increase arises from executive remuneration expense related to the Company's expenditures on exploration and development, which qualified 187,500 performance shares to be released from escrow.

Under U.S. generally accepted accounting principles, the Company must record executive remuneration on the release of performance shares from escrow. The Company issued 750,000 shares at the time of its initial public offering to the original principal founders of the Company at a price of C$0.01 per share, subject to the terms of an escrow agreement. The number of shares released from escrow is calculated on an annual basis as the Company expends qualifying amounts on its exploration and development programs, and the Company must seek regulatory approval for each release. During 1996, the Company expended sufficient amounts on exploration and development to qualify for the release of the total number of shares held in escrow and specifically qualified for a release of 187,500 shares which resulted in $351,685 of executive remuneration and a corresponding $351,685 increase in share capital attributable to the year. The executive remuneration is a deemed amount and is based upon the fair market value of the Company's common shares during 1996. Regulatory approval of this release has yet to be requested or obtained.

The Company recorded a charge of $619,719, of which $419,440 was related to the write off of processing equipment and $200,279 related to the abandonment of property rights in 1996. As a result, the Company had a net loss of $1,646,036 for the year ended 1996 compared to $850,878 for 1995.

During 1996, the Company expended $500,516 on its resource property exploration, development and acquisition program as compared to $615,778 in 1995, including accrued BLM fees. The Company spent $131,274 on construction of the Plant, and a further $308,163 on acquisition, filing, drilling, geological, geochemical and metallurgical expenses. The Company invested $17,804 in the Friday Property, $13,054 in the Deadwood Property, $171,399 in the Buffalo Gulch Property and $2,000 on the Gallaugher Property in 1996, whereas there were no such investments in 1995.

Liquidity and Capital Resources

The Company anticipates, based on currently proposed plans and assumptions relating to its operations and exploration activities, that if the market is conducive to fund raising, the Company will raise and spend $500,000 on exploration and development activities on the Buffalo Gulch, Mineral Zone and Dixie projects in 1998. The Company requires approximately $500,000 for general and administrative expenses for the ensuing twelve month period and $254,150 for payments on its notes payable. For the immediate future, funding will be raised by equity and debt financings, including , but not limited to private placements and the exercise of stock options.

The remaining proceeds of private placements and the exercise of stock options will be reserved for general working capital purposes and to reduce current liabilities.

The Company has $254,150 in payments on notes payable due in the next year of which $250,000 represents a demand note payable to Mr. Gumprecht, which is currently the subject of litigation. For more information, please see Item 3 - Legal Proceedings - Gumprecht Promissory Note above. The remaining $4,150 represents the expected principal reduction of the Company's $17,220 note payable. The Company anticipates repayment of these notes from the proceeds of the private placement and the exercise of stock options.

As at December 31, 1997, the Company has a working capital deficiency of $456,843. The Company anticipates improvement of this deficiency from the proceeds of private placements and the exercise of stock options during 1998. The Company may also seek a debt restructuring plan with its current debt holders during 1998 in order to correct this deficiency.

The Company is dependent on the proceeds of equity and debt financing, including private placements and the exercise of stock options, as well as the granting of options on its properties and asset sales to fund its general and administrative expenditures and its mineral exploration and development costs. Without such proceeds, the Company may not continue as a going concern. (See Note 1 to the Company's December 31, 1997 Financial Statements.) The Company will need further funds to continue its operations and there is no reasonable assurance that such funding will be available.

For the year ended December 31, 1997, the Company raised $759,060 from the issuance of 1,763,233 units pursuant to the terms of an Offering Memorandum dated November 12, 1997. Each unit consists of one common share of the Company's stock and one non-transferable share purchase warrant. These shares have been allotted but have not been issued as of December 31, 1997. The Company received VSE approval subsequent to December 31, 1997. See Note 12 to the Company's 1997 Financial Statements. These funds were used for working capital purposes and funding of exploration, development and claim maintenance of the Company's properties. Subsequent to December 31, 1997, the Company received cash in the amount of $360,000 from the issuance of convertible promissory notes to related parties (see note 12 to the Company's December 31, 1997 Financial Statements).

Positive cash flow from the financing activities of the Company of $761,702, $1,389,663 and $995,554 were recorded for the years ended December 31, 1997, 1996, 1995, respectively. The long-term debt decreased to $13,070 in 1997 from $17,209 in 1996 and current liabilities decreased to $589,716 in 1997 from
$1,126,508  in 1996.  Of the  December 31, 1997  current  liabilities,  $254,150 represents the amounts due to notes payable to shareholders and $180,992 represent amounts payable to various related parties.

Negative cash flows from operating activities of ($520,517), ($581,006) and ($365,016) were recorded for the years ended December 31, 1997, 1996, and 1995, respectively. The Company will continue recording negative cash flow from operating activities unless significant revenue is generated from ore production. The continued negative cash flow will have a material negative impact on liquidity.

Investing activities consist of funds being expended on resource properties. The net cash expended on investing activities decreased to ($429,442) in 1997 from ($708,816) in 1996. The 1997 and 1996 additions to resource properties were primarily from cash except for the $185,250 in 1997 related to share issuances to Idaho Gold Corp. in regard of the Friday, Deadwood and Buffalo Gulch properties.

New Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which requires reporting of comprehensive income. Comprehensive income is defined as the change in equity of a business enterprise arising from non-owner sources. This Statement is effective for fiscal years beginning after

December 15, 1997. Management does not believe that the implementation of SFAS No. 130 will have a material impact on the presentation of the consolidated financial statements.

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures About Segments for an Enterprise and Related Information." This Statement requires presentation of segment information in reports to shareholders, including disclosures about the products and services an entity provides and its major customers. This Statement is effective for fiscal years beginning after December 15, 1997. Management does not believe that the implementation of SFAS No. 131 will have a material impact on the presentation of the consolidated financial statements.

Year 2000 Compliance

The year 2000 computer risks arise from the practice of some computers using only two digits rather than four to indicate the year portion of the date. When January 1, 2000 arrives, these computers will change from "99" to "00" and may react as if it is the year 1900 rather than 2000.

The  Company  does  not  use  any  "in  house"  computer  program  packages  for information processing relating to mineral exploration on its portfolio of properties. The Company uses "off the shelf" computer programs for accounting purposes and does not anticipate these programs will be significantly affected by the year 2000 computer issue. In any event, the Company is in the process of preparing an inventory of all the computer products and services that it uses. Once the inventory is completed, an assessment will be conducted and a plan created so that any altering of computer code, testing and implementation thereof will be completed by June 30, 1999. Furthermore, the Company will obtain assurances from all of its program suppliers regarding the year 2000 computer risks. If any of these programs are found to be subject to the year 2000 computer problems, the Company will endeavor to replace the affected programs by June 30, 1999, ahead of the critical date and the cost of replacing any affected programs is not anticipated to be material.

However, the Company is subject to the year 2000 computer risks to the extent that third parties, including major banks, consultants and other suppliers, may be unable to modify and test their computer programs prior to January 1, 2000.


ITEM 7.  FINANCIAL STATEMENTS

The Financial statements are indexed under item 13(a)(1).


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth the name, age and position of each of Executive Officer and Director of the Company.


  Name and Municipality             Age                          Principal Occupation for
     of Residence                                                   Previous Five Years
     ------------                   ---                             -------------------

Delbert W. Steiner(1)               52               Mr. Steiner's  principal  occupation in the last five years is as
Lewiston, Idaho                                      President  of the Company  since  September  15, 1988 to June 27,
Director, President and CEO                          1997  and  from  July  23,  1997  to the  present  and CEO of the
                                                     Company  since June 24,  1996 to June 27,  1997 and July 23, 1997 to the present.



  Name and Municipality             Age                          Principal Occupation for
     of Residence                                                   Previous Five Years
     ------------                   ---                             -------------------

Theodore Tomasovich(1)              51               Director of the Company  since July 22,  1997.  Mr.  Tomasovich's
Los Angeles, CA                                      principal  occupation  in the last five years was as President of
Director                                             PYI Corporation,  a real estate development company, from October
                                                     1988 to the present.

Jag Vyas(1)                         55               Director  of  the  Company   since  July  22,  1997.   Mr.  Vyas'
Coquitlam, B.C.                                      principal   occupation   in  the  last   five   years  was  as  a
Director                                             self-employed accountant  from 1991 to present.

Robert A. Young                     49               Director  of  the  Company  since  July  23,  1997.  Mr.  Young's
Vancouver, B.C.                                      principal  occupation  in the last five years was as a partner in
Director                                             Robert A. Young & Associates,  a public relations  company,  from
                                                     1991 to present.

Roy Knickel                         60               Director of the Company since  September 15, 1989. Mr.  Knickel's
Burnaby, B.C.                                        principal  occupation  in the last five years is as the president
Director                                             of Kroy Industries  Limited, a private investment  company,  from
                                                     1970 to the present.

Wilfried J. Struck                  39               VP, Mining and  Exploration  and Chief  Operating  Officer of the
Lewiston, Idaho                                      Company   since  August  29,   1995.   Mr.   Struck's   principal
VP, Mining and Exploration                           occupations  in the  last  five  years  was  as a  self  employed
and Chief Operating Officer                          consulting  geological  mining engineer from July, 1991 to August
                                                     29,  1995 and as C.O.O.  of the  Company  from August 1995 to the present.

Kenneth A. Scott                    40               Chief  Financial  Officer of the Company  since  March 25,  1995.
Surrey, B.C.                                         Mr. Scott's principal  occupation in the last five years was as a
Chief Financial Officer                              partner  in   Staley,   Okada,   Chandler   &  Scott,   Chartered
                                                     Accountants.

Lori Cox                            40               Corporate  Secretary  of the  Company  since July 23,  1997.  Ms.
Lewiston, Idaho                                      Cox's  principal  occupation  in the last  five  years as  Public
Corporate Secretary                                  Relations/Marketing   at  CellularOne   from  1991  to  1995,  at
                                                     Downtown     Walla    Walla Foundation   from  1995  to 1996  and
                                                     at  the  Company from 1996 to June, 1998.

(1)    Member of the Company's Audit Committee.

Each Director is elected annually and holds office until the next annual meeting and until his successor is duly elected, unless his office is earlier vacated in accordance with the Bylaws of the Company.


Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the SEC initial reports of ownership on Form 3 and reports of changes in ownership of common stock and other equity securities of the Company on Form 4 and/or Form 5. Officers, directors and greater-than-ten-percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports on Forms 3, 4, and 5 as they are filed.

For the fiscal year ended December 31, 1997, and prior periods, Delbert W. Steiner, Chairman, President and Chief Executive Officer, failed to file: (a) a Form 3, Statement of Initial Beneficial Ownership; (b) Forms 4 or a Form 5 for the fiscal year ended December 31, 1995 reporting an aggregate of 5 transactions; (c) Forms 4 or a Form 5 for the fiscal year ended December 31, 1996, reporting an aggregate of 36 transactions; and (4) Forms 4 or a Form 5 for the fiscal year ended December 31, 1997, reporting an aggregate of 12 transactions.

For the fiscal year ended December 31, 1997, and prior periods, Kenneth A. Scott, Chief Financial Officer, failed to file: (a) Form 3, Statement of Initial Beneficial Ownership; (b) Forms 4 or a Form 5 for the fiscal year ended December 31, 1996, reporting 1 transaction; and (c) Forms 4 or a Form 5 for the fiscal year ended December 31, 1997, reporting an aggregate of 6 transactions.

For the fiscal year ended December, 1997, and prior periods, Wilfried J. Struck, Vice President, Mining and Exploration, failed to file: (a) Form 3, Statement of Initial Beneficial Ownership; (b) Forms 4 or a Form 5 for the fiscal year ended December 31, 1996, reporting an aggregate of 9 transactions; and (c) Forms 4 or a Form 5 for the fiscal year ended December 31, 1997, reporting an aggregate of 11 transactions.

For the fiscal year ended December 31, 1997, Theodore Tomasovich, Director, failed to file: (a) a Form 3, Statement of Initial Beneficial Ownership; and (b) Form 4 or a Form 5 reporting 1 transaction.

For the fiscal year ended December, 1997, Jagdish Vyas, Director, failed to file a Form 3, Statement of Initial Beneficial Ownership or a Form 4 or a Form 5 reporting 1 transaction.

For the fiscal year ended December, 1997, Robert A. Young, Director, failed to file a form 3 or Forms 4 or a Form 5, reporting an aggregate of 4 transactions.

The Company has assisted the reporting officers, directors and greater-than-ten-percent shareholders in bringing their Section 16(a) reports current and has provided information to help the Company's officers, directors and greater-than-ten-percent shareholders in complying with their reporting obligations.


ITEM 10.  EXECUTIVE COMPENSATION

The following compensation information relates to amounts paid to the Chief Executive Officer for the preceding three (3) years. No other director or executive officer received compensation in excess of $100,000 in 1997, 1996 or 1995.



---------------------- ------------------------------------- ---------------------------------------------- -----------

                               Annual Compensation                      Long Term Compensation
                                                             ----------------------------------------------
                                                             ------------------------------------ ---------

                                                                           Awards                 Payouts
---------------------- ------------------------------------- ------------------------------------ --------- -----------
---------------------- --------- ------------------ -------- ---------- ----------- ------------- --------- -----------
                                                             Other      Securities  Restricted
                                                             Annual     Under       Shares    or  LTIP      All Other
Name and Principal     Year                                  Compen-satiOptions     Restricted    Pay-Outs  Compen-sation
Position               Ending    Salary             Bonus               Granted     share Units
---------------------- --------- ------------------ -------- ---------- ----------- ------------- --------- -----------
---------------------- --------- ------------------ -------- ---------- ----------- ------------- --------- -----------
Delbert W. Steiner     1997      US$69,000          -        -          150,000     -             -         -
                       1996      US$24,129          -        -          N/A(1)      -             -         -
                       1995      US$18,870          -        -          70,000(2)   -             -         -
---------------------- --------- ------------------ -------- ---------- ----------- ------------- --------- -----------

(1) Reference should be made to "Directors and Officers' Options" for further particulars.

(2) On May 17, 1996, Mr. Steiner acquired 10,000 shares on the partial exercise of this option. Reference should be made to "Directors and Officers' Options" for further particulars.


Pension Plans

The Company does not have any defined benefit pension plan which provides annual benefits to any Executive Officers.

Compensation of Directors

None of the Directors receives Director's fees.

Executive Compensation

Other than the Chief Executive Officer, none of the Executive Officers of the Company received any reportable salary or bonus during 1997. The following describes the stock option regime currently followed by the Company.

Incentive stock options to purchase securities from the Company are granted to Directors and employees on terms and conditions acceptable to the regulatory authorities in Canada, namely the VSE. The Company has no formal written stock option plan. Incentive stock options for up to 10% of the number of issued and outstanding shares of the common stock may be granted from time to time, provided that incentive stock options in favour of any one individual may not exceed 5% of the issued and outstanding shares of common stock. No incentive stock option granted under the stock option program is transferable by the optionee other than by will or the laws of descent and distribution, and each incentive stock option is exercisable during the lifetime of the optionee only by such optionee. The exercise price of all incentive stock options granted under the stock option program must be at least equal to the fair market value of such shares of common stock on the date of grant, and the maximum term of each incentive stock option may not exceed five years. The exercise prices for incentive stock options are determined in accordance with VSE Guidelines and reflect the average closing price of the Company's common stock for the ten trading days on the VSE immediately preceding the day on which the Directors grant and publicly announce the incentive stock options.

The following table sets forth as to each named Executive Officer certain information concerning the grant of options during the year ended December 31, 1997:

Option Grants in Last Fiscal Year


                                     Number of         % of Total Options
                                     Securities       Granted to Employees
                                 Underlying Options     in Fiscal Year(1)        Exercise or
              Name                    Granted                                     Base Price         Expiration Date

  ----------------------------- --------------------- ---------------------- --------------------- ---------------------

  Delbert W. Steiner                  150,000                 22.7                   $1.15          February 13, 2001
  ----------------------------- --------------------- ---------------------- --------------------- ---------------------

(1)  None of these options are in the money as at December 31, 1997.


ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets for the total number of the Company's common shares and the percentage of such beneficially owned as of December 31, 1997 by the Directors and Officers, and with respect to shares owned by each person or group known by the Company to be the beneficial owner of more than 5% of the shares.



      Name of Beneficial Owners           Number of Shares Owned             Percent of Class
      -------------------------           ----------------------             ----------------
  Tomasovich Family Trust                        544,376                           7.66%

  Delbert W. Steiner                             418,901(1)                        5.90%
  Director, President and CEO

  Theodore Tomasovich                            544,376(3)                        7.66%
  Director

  Jag Vyas                                             0                              0%
  Director

  Roy Knickel                                     10,000(2)                           0%
  Director

  Robert Young                                    15,000                           0.21%
  Director

  Kenneth A. Scott                                15,000                           0.21%
  Chief Financial Officer

  Lori Cox                                             0                              0%
  Secretary

  Wilfried J. Struck                              52,500                            .74%
  Chief Operating Officer



      Name of Beneficial Owners           Number of Shares Owned             Percent of Class
      -------------------------           ----------------------             ----------------
All  Directors and Executive Officers        1,055,777                            14.86%(4)
  as a Group (8 persons)


(1) Includes 247,500 shares subject to the Escrow Agreement (as described below).
(2)  Includes 7,500 shares subject to the Escrow Agreement.
(3) Indirect ownership resulting from Mr. Tomasovich being the Trustee of the Tomasovich Family Trust. These shares are not included in the group total line.
(4)  Figures may vary slightly due to rounding error.


Securities of the Company held in Escrow

Escrow Shares

562,500 shares of the Company's common stock, issued at a price of C$0.01 per share (the "Escrowed Shares") are held in escrow by Montreal Trust Company of Canada pursuant to an escrow agreement dated July 10, 1990 (the "Escrow Agreement"). The Escrowed Shares are subject to release from time to time at the direction of the VSE, in accordance with the policies of the VSE then in effect. The current VSE policies allow for the release of 7.5% of the original 750,000 Escrowed Shares for each C$100,000 of qualifying exploration and development expenditures subject to an annual maximum of 25% of the original 750,00 Escrowed Shares. In the case where the Company's general and administrative expenses are less than 33% of the total expenditures, these release limits are increased to 15% for each C$100,000 of qualifying expenditures up to an annual maximum of 50% of the original 750,000 Escrowed Shares. The Escrow Agreement provides that the Escrowed shares may not be transferred except in accordance with Local Policy Statement 3-07 of the British Columbia Securities Commission and with the consent of the VSE. The holders of the Escrowed Shares (the "Escrow Shareholders") are entitled under the Escrow Agreement to exercise all voting rights attached to such Escrowed Shares, except in respect of resolutions to cancel the Escrowed Shares, to receive dividends or to participate in the assets and property of the Company on winding up and dissolution of the Company. If an Escrow Shareholder ceases to be a principal of the Company, such shareholder is required under the Escrow Agreement to transfer his Escrowed Shares to such person or persons as the Company, with the approval of the VSE, determines, or to transfer or surrender the Escrowed Shares to the Company for cancellation, with such compensation or for no compensation, as the Company, with approval of the VSE, determines. The Escrow Shareholders are required to surrender for cancellation any of the Escrowed Shares which remain unreleased from escrow by April 3, 2001, or earlier if there is a major reorganization of the Company and the VSE requires the cancellation thereof as a condition of approval thereof, or if the shares of the Company have been subject to a cease trade order for a period of two consecutive years.

By December 31, 1996 the Company had met all of the expenditure requirements for the release of the Escrowed Shares. During 1997 the Company did not request release of such shares from the VSE. Notwithstanding the foregoing, during 1996, the Company expended sufficient amounts on exploration and development to qualify for a release of an additional 187,500 shares, although the Company has not yet requested release of such shares from the VSE. During 1995, the Company expended sufficient amounts on exploration and development to qualify for a release of an additional 187,500 shares, although the Company has not yet requested release of such shares from the VSE. As of December 31,

1997, there were 562,500 Escrowed shares subject to the Escrow Agreement, of which 270,000, 247,500, 37,500 and 7,500 were owned by Peter Lepik, Del Steiner, John Kennedy and Roy Knickel, respectively.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company is subject to various conflicts of interest arising out of its relationships with its Executive Officers, Directors and shareholders, including conflicts related to the arrangements by which the Company acquired certain of its assets, as described below. The Company believes that all of the transactions described below were conducted as arm's-length transactions and were in the best interest of the Company. The Company intends to continue to exercise its best business judgment and discretion in resolving any such conflicts between the Company and others with respect to these and all other matters, and the Company believes that it will generally be able to resolve such conflicts on an equitable basis.

Delbert W. Steiner, the President and a Director of the Company, was "interested" as a principal shareholder and Director of IMD and as a minority beneficial shareholder and Director of Silver Crystal in the transactions under which the Company acquired the Petsite Property and the Mallard Property for cash and shares of the Company's common stock and the Snowstorm Property for cash. At the time of such transactions, Mr. Steiner owned 33.3% of the outstanding shares of IMD, and IMD owned 87.5% of the outstanding shares of Silver Crystal.

Pursuant to a series of agreements dated October 15, 1992 entered into by and between the Company and IMD, the Company acquired from IMD specified, undivided working interests in certain mining claims located in various counties in the state of Idaho. According to the terms of those agreements, in order to complete the various acquisitions, the Company must make certain annual cash payments and issue shares from treasury to IMD upon the completion of certain events. The Company's Transfer Agent advises that IMD currently owns 57,000 shares of the Company's common stock, or approximately less than 0.8% of the 7,104,208 shares issued and outstanding. Prior to December 1, 1991, Delbert W. Steiner, a shareholder, the President and a Director of the Company, owned 33.3% of the common stock of IMD and served as a Director and its President. Mr. Steiner sold his interest in IMD on December 1, 1991 and resigned as a Director and its President effective December 1, 1991. Mr. Steiner is currently a creditor of IMD and holds a promissory note executed by IMD in favor of Mr. Steiner in the amount of $250,000.

On February 8, 1996, the Company entered into an agreement to acquire an option to purchase the remaining 40% undivided interest in Claim Blocks XI, XIV and XV, which together comprise the Golden Eagle Property. Pursuant to this agreement, the Company made an initial payment to IMD (the present owner of the claims) of $50,000, and agreed to issue 100,000 shares of its stock to IMD within 60 days following the date thereof and completion of document and title evaluation. In addition, the Company (or, if applicable, a third-party joint venture partner with which it may reach agreement concerning the property) was required to incur expenditures in relation to exploration, development, construction, and/or mining operations on the property in the amount of $30,000 in the first year following the agreement and $50,000 in the second year. Finally, the Company was required to pay IMD the sum of $500,000 from the proceeds of gold production from the Golden Eagle Property, commencing on the fifth anniversary of the agreement and payable in full within three years thereafter, with the unpaid balance to bear interest at the rate of 8% per annum. The Company's obligations in this regard have been altered pursuant to the terms of the Global Settlement Agreement disclosed above. See Item 3 - Legal Proceedings for more information.

Pursuant to a series of agreements dated October 15, 1992 entered into by and between the Company and Silver Crystal, the Company acquired from Silver Crystal specified, undivided working interests in certain mining claims located in various counties in the state of Idaho. Mr. Steiner resigned any positions he held with Silver Crystal prior to December 31, 1991. Accordingly to the terms of those agreements, in order to complete the various acquisitions, the Company must make certain annual cash payments and issue shares from treasury to Silver Crystal upon the completion of certain events. The Company is unaware of how many, if any, shares of the Company's common stock are owned by Silver Crystal. Silver Crystal is a public company which traded on the now defunct Spokane Stock Exchange and is controlled by IMD. Joe Swisher, the President, a Director of the controlling shareholder of IMD, is also the President and a Director of Silver Crystal. See also Global Settlement Agreement - Joint Venture Agreement below.

Pursuant to an agreement dated March 3, 1993, and amended July 20, 1994, entered into by and between IMD and Joseph Swisher, the President of IMD, on the one hand, and the Company, on the other hand, the Company acquired: (i) an exclusive license to use the Swisher-Br Process and the right to license same to selected third parties (provided, however, that any licensing royalties, payments or other consideration received from third parties shall be allocated 50% to the Company and 50% to IMD and Mr. Swisher); (ii) the Plant; and (iii) certain options to acquire mineralized property in the vicinity of the Plant. The purchase price for such assets consisted of: (a) 600,000 shares of the Company's common stock; (b) $80,000 payable on or before July 1, 1996; (c) a cash payment of $84,175 due on demand; and (d) warrants to purchase an additional 300,000 shares of the Company's common stock at C$3.00 per share.

On December 26, 1993, the Company entered into a construction contract with Silver Crystal, which was amended April 10, 1994, by the terms of which Silver Crystal agreed to develop and upgrade the Plant for a price not to exceed $650,000. In 1993, the Company paid to Silver Crystal an initial draw of $50,000 for chemicals, staging and preliminary engineering costs, with the balance payable based on progress draws on the first day of each ensuing month calculated in accordance with the work completed in the prior month. During the years ended December 31, 1995 and 1994, the Company paid Silver Crystal $111,000 and $557,000, respectively. Also included in capitalized costs in 1995 are consulting fees of $11,000 paid to a related party. Silver Crystal completed the work contemplated by the construction contract during fiscal 1995, and the work has been accepted and paid for by the Company.

The Company also had agreed to pay IMD $50,000 per year towards assessment work requirements on the Company's mineral properties. In addition, Silver Crystal and IMD are periodically reimbursed for direct costs incurred by them on behalf of the Company. However, during 1997, the Company paid nil under this agreement, as the agreement was terminated by the Company due to IMD's alleged failure to perform, as disclosed in the discussion of lawsuits between the Company and IMD included under "Legal Proceedings".

On March 23, 1994, the Company received partial funding for the construction of the Plant by way of a private unsecured loan in the amount of $260,000 from the Tomasovich Family Trust, which then held 294,201 shares of the Company's common stock, or approximately 5.54% of the shares issued and outstanding. On May 14, 1994, the Company received additional funding in the amount of $140,000 from the same source. Both of these debts were repaid by the issuance on May 24, 1995, of 290,464 shares of the common stock on the Company to the Tomasovich Family Trust, which hold a total of 544,376 shares, or approximately 7.66% of the shares issued and outstanding as at December 31, 1997.

On July 25, 1995 the Company received funding for construction of the Plant by way of a private unsecured loan in the amount of $75,000 from the Tomasovich Family Trust. The loan bears interest at the rate of prime plus 3.25% per annum and is repayable in full on or before November 15, 1996. Subsequent to December 31, 1997 the outstanding loan amount was dealt with as part of a debt restructuring plan, see Note 8 to the Company's December 31, 1997 Financial Statements for more information.

Subsequent to December 31, 1997, the Company received funding by way of issuance of convertible debt in the total amount of $360,000 to the Tomasovich Family Trust. For more information, see below and Note 12 to the Company's December 31, 1997 Financial Statements.

Debt Settlement Agreements

Pursuant to a series of agreements dated September 30, 1997 entered into by the Company and certain of its creditors, the Company issued shares in settlement of certain debts owed to various parties including parties related to the Company. All of the agreements were approved by the VSE on March 18, 1998.

The Company entered into a debt settlement agreement (the "Steiner Agreement") dated September 30, 1997 with Mr. Delbert Steiner, President and a Director of the Company, pursuant to which the Company issued shares in settlement of certain debts owed to Mr. Steiner by the Company. The debts owed to Mr. Steiner resulted from loans he made to the Company and interest thereon. The total amount due and owing to Mr. Steiner by the Company at September 30, 1997 was
$135,672.37. Pursuant to the Steiner Agreement the parties settled for $130,975.37. Mr. Steiner agreed to accept 247,781 common shares of the Company deemed to be issued at a price of C$0.73 per share in settlement of the debt owed.

The Company entered into a debt settlement agreement (the "Tomasovich Agreement") dated September 30, 1997 with the Tomasovich Family Trust (the "Trust"), Mr. Theodore Tomasovich being both Trustee of the Trust and a Director of the Company, pursuant to which the Company issued shares in settlement of debts owed to the Trust. As at September 30, 1997 the Company owed the Trust the total amount of $40,774.34 representing a promissory note and interest. Pursuant to the Tomasovich Agreement the parties agreed to the issuance of 77,137 common shares of the Company deemed to be issued at a price of C$0.73 per share in settlement of the debt owed.

The Company entered into a debt settlement agreement (the "Staley Agreement") dated September 30, 1997 with Staley, Okada, Chandler & Scott ("Staley, Okada"), Mr. Ken Scott being both a Partner of Staley, Okada and the Chief Financial
Officer of the Company, pursuant to which the Company issued shares in settlement of certain debts owed to Staley, Okada. As at September 30, 1997 the Company owed Staley, Okada the amount of C$47,016.99 representing amounts for services rendered and interest thereon. Pursuant to the Staley Agreement the parties agreed to the issuance of 64,407 common shares of the Company deemed to be issued at a price of C$0.73 per share in settlement of the debt owed.

The Company entered into a debt settlement agreement (the "Young Agreement") dated September 30, 1997 with Robert A. Young & Associates ("Young Inc."), Mr. Robert A. Young being both a partner of Young Inc. and a Director of the Company. At September 30, 1997 the Company issued shares in settlement of debts owed to Young Inc. in the amount of C$28,700.00 comprised of expenses and overhead relating to the Company's Vancouver office. Pursuant to the Young
Agreement the parties agreed to the issuance of 39,315 common shares of the Company deemed to be issued at a price of C$0.73 per share in settlement of the debt owed.

The Company entered into a debt settlement agreement (the "Struck Agreement") dated September 30, 1997 with Mr. Wilfried Struck, V.P. Mining and Exploration for the Company, pursuant to which the Company issued shares in settlement of debts owed to Mr. Struck. As at September 30, 1997 the amount of $20,387.46 was owed to Mr. Struck representing unpaid wages and interest thereon. Pursuant to the Struck Agreement the parties agreed to the issuance of 38,569 common shares of the Company deemed to be issued at a price of C$0.73 per share in settlement of the debt owed.

In summary, a total of 467,209 common shares of the Company were deemed to be issued to related parties at a price of C$0.73 for a total reduction in debt of C$341,063.

Private Placement

On November 12, 1997 the Company announced a private placement of a maximum of 1,786,458 units (the "Units") at a price of C$0.60 of which 1,763,233 were subscribed for, resulting in net proceeds to the Company of C$1,057,940. Each Unit consists of one common share and one non-transferable share purchase warrant. The Tomasovich Family Trust (the "Trust"), Theodore Tomasovich being both Trustee of the Trust and a Director of the Company, subscribed for 927,062 Units. Bernd Struck, being the brother of Wilfried Struck, V.P., Mining and Exploration of the Company, subscribed in both his personal capacity for 25,890 Units and in his capacity as beneficial owner of Cardinal Forest Consulting Company Ltd. for 25, 889 Units. The VSE accepted the private placement on March 18, 1998.

Convertible Loan Agreement #1

On April 9, 1998 the Company entered into a Convertible Loan Agreement regarding a promissory note dated January 23, 1998 with the Tomasovich Family Trust (the "Trust"), Theodore Tomasovich being both Trustee of the Trust and a Director of the Company. The Company borrowed $100,000 repayable to the Trust on or before January 23, 2000 (the "Maturity Date") bearing interest at 9% per annum. After June 17, 1998, the Trust may require the Company to convert all or any portion of the principal amount of the loan advanced and then outstanding into units ("Units") at a conversion price of one Unit for each C$0.26 of indebtedness until and including January 23, 1999 and at a conversion price of one Unit for each C$0.31 of indebtedness during the period from January 24, 1999 until the Maturity Date for a maximum of 546,154 units if the principal amount is converted in its entirety by January 23, 1999 and a maximum of 458,064 units if the principal amount is converted in its entirety between January 24, 1999 and the Maturity Date. Each Unit consists of one common share and one non-transferable common share purchase warrant with each warrant being exercisable at a price of C$0.26 per share until January 23, 1999 and C$0.31 per share from January 24, 1999 to the Maturity Date. The Convertible Loan Agreement was accepted by the VSE on June 22, 1998.

Convertible Loan Agreement #2

On April 9, 1998 the Company entered into a Convertible Loan Agreement regarding a promissory note dated March 31, 1998 with the Tomasovich Family Trust (the "Trust"), Theodore Tomasovich being both Trustee of the Trust and a Director of the Company. The Company borrowed $110,000 repayable to the Trust on or before March 31, 2000 (the "Maturity Date") bearing interest at 9% per annum. After June 17, 1998, the Trust may require the Company to convert all or any portion of the principal amount of the loan advanced and then outstanding into units ("Units") at a conversion price of one Unit for each C$0.26 of indebtedness until and including March 31, 1999 and at a conversion price of one Unit for each C$0.31 of indebtedness during the period from April 1, 1999 until the Maturity Date for a maximum of 600,769 units if the principal amount is converted in its entirety by March 31, 1999 and a maximum of 508,871 units if the principal amount is converted in its entirety between April 1, 1999 and the Maturity Date. Each Unit consists of one common share and one non-transferable common share purchase warrant with each warrant being exercisable at a price of C$0.26 per share until March 31, 1999 and C$0.31 per share from April 1, 1999 to the Maturity Date. The Convertible Loan Agreement was accepted by the VSE on June 22, 1998.

Convertible Loan Agreement #3

On May 15, 1998 the Company as borrower, entered into a Convertible Loan Agreement with the Tomasovich Family Trust as lender (the "Trust"), Theodore Tomasovich being both Trustee of the Trust and a Director of the Company, for $150,000 repayable on or before May 15, 2000 (the "Maturity Date") bearing interest at 9% per annum. After June 17, 1998, the Trust may require the Company to convert all or any portion of the principal amount of the loan advanced and then outstanding into units ("Units") at a conversion price of one Unit for each C$0.23 of indebtedness until and including May 15, 1999 and at a conversion price of one Unit for each C$0.28 of indebtedness during the period from May 16, 1999 until the Maturity Date for a maximum of 932,608 units if the principal amount is converted in its entirety by

May 15, 1999 and a maximum of 766,071 units if the principal amount is converted in its entirety between May 16, 1999 and the Maturity Date. Each Unit consists of one common share and one non-transferable common share purchase warrant with each warrant being exercisable at a price of C$0.23 per share until May 15, 1999 and C$0.27 per share from May 16, 1999 to the Maturity Date. The Convertible Loan Agreement was accepted by the VSE on June 22, 1998.

Global Settlement Agreement

On April 29, 1998 the Company, Delbert Steiner, President and a Director of the Company, Elli Steiner spouse of Mr. Steiner, Theodore Tomasovich, individually as a Director of the Company and in his capacity as Trustee of the Tomasovich Family Trust (the "Trust") entered into an agreement (the "Global Settlement Agreement") with Joe Swisher the President, a Director and the controlling shareholder of IMD and the President and a Director of Silver Crystal, Barbara Swisher, spouse of Mr. Swisher, IMD and Silver Crystal. (collectively the "IMD Group") to settle numerous lawsuits and disagreements. See also note 7 to the Company's December 31, 1997 Financial Statements.

In full and final settlement of all existing and potential claims between and among the parties to the agreement, and to establish rights and obligations under the Agreement, the Company agreed to pay IMD the sum of $100,00.00. The obligations created under the agreement include the following:

Eckert Hill Mine and Millsite ("Eckert Hill")

The Company and IMD agreed to jointly undertake an inventory of Eckert Hill with a view to allowing IMD to remove certain items (the "Items") and all chemicals and reagents. The IMD Group agreed to assume the risk of any damage to the property of the Company that may have occurred during the removal of the Items and to provide insurance coverage for any person involved in the removal of the Items.

Restriction on acquisition of the Company's shares

The IMD Group agreed that subsequent to the Agreement and for three years thereafter, neither they nor any corporation or entity in which they own more than a five percent equity interest or more than five percent of all issued and outstanding shares of common stock, nor any entity in which they are an officer or director shall acquire any shares of stock in the Company.

Swisher Br-Process

The Company agreed to transfer to IMD and Joe Swisher any ownership or licensing interest in the Swisher Br-Process (the "Process"). IMD and Joe Swisher agree to grant the Company a royalty of 2% of gross revenue paid quarterly from any use, including licensing use of the Process generated by any member of the IMD Group.

Golden Eagle

As a full and final resolution of all issues between and among the parties to the Global Settlement Agreement, IMD agreed to lease to the Company all of IMD's interest in mineral rights in the Golden Eagle claim blocks ("Golden Eagle"). The initial term of the lease shall coincide with the remaining term of the Cyprus Joint Venture. Under the lease IMD shall be entitled to a 40% share of all benefits derived from Golden Eagle but will not be responsible for any costs, risks, or debts of any kind created by the Company or by Cyprus via the Joint Venture. IMD Group will retain ownership and possession of certain buildings, machinery, and equipment located at Golden Eagle. The Company agrees to allow IMD Group to retain all placer mining rights and rights of ingress and egress to the Golden Eagle.

Joint Development Agreements

The Company entered into 4 joint development agreements dated April 29, 1998 which set forth in detail the ownership interests and the terms of the operating agreement between the parties thereto. The agreements relate to certain claim blocks as follows:

1.   Joint  Development   Agreement  between  the  Company  and  Silver  Crystal
     regarding L. Brown Bear, Snow Storm,  Pegmatite,  New Pematite (Claim Block
     1);

2. Joint Development Agreement between the Company, Mr. Swisher and IMD regarding S/S Ellie and S/S Ophir (Claim Block 3);

3. Joint Development Agreement between the Company, Mr. Swisher and IMD regarding Cuddy Copper, IXL, New IXL (Claim Block 4); and

4. Joint Development Agreement between the Company, Mr. Swisher, and IMD regarding Buster xtension, Coeur d'Alene, Sultan, Tonapah, Union D (Claim Block 2).

Mineral Zone

The Company and the IMD Group agreed that the existing Letter of Agreement dated December 1, 1995 ("Letter of Agreement") in which IMD and Delbert Steiner agreed to sell to the Company the Mineral Zone property ("Mineral Zone") will be voided. Under the Global Settlement Agreement the Company entered into a new agreement (the "New Mineral Zone Agreement") to purchase Mineral Zone from IMD and Mr. Steiner under the following conditions; within five months from the execution of the Global Settlement Agreement the Company will have the property appraised by a qualified appraiser; within six months from the execution of the Global Settlement Agreement (the "Valuation Date") the Company shall pay Mr. Steiner and IMD a payment equal to 3.5% of the purchase price (to be determined by the foregoing appraisal formula); an additional 3.5% of the purchase price shall be paid by the Company to Mr. Steiner and IMD six months from the Valuation Date; from that date forward the principal balance shall bear interest at the rate of 7% per annum. The New Mineral Zone Agreement is subject to VSE approval.

In 1997, the Company paid or accrued a total of $69,000 in management fees to Mr. Steiner, $39,168 in management fees to a former director and a company controlled by a former director, and $50,296 in interest expense on notes payable to directors. See Note 6 to the Company's of December 31, 1997 Financial Statements for more information.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

1.   The following documents are filed as part of this report:

     (a)  Financial statements are incorporated hereby reference:

                                                                         Page
     Report of Independent Accountants                                    F-1
     Consolidated Balance Sheets - December 31, 1997 and 1996             F-2
     Consolidated Statement of Changes in Shareholder's Equity            F-3
     Consolidated Statements of Cash Flow                                 F-7
     Notes to Consolidated Financial Statements                           F-10

     The Company's 1997 Annual Report to Shareholders is not to be deemed filed as part of this report except for those parts thereof specifically incorporated by reference herein.

     (b)  Exhibits.

          An asterisk (*) beside the exhibit number indicates the subset of the exhibits containing each management contract, compensatory plan, or arrangement required to be identified separately in this report.

     Exhibit
     Number         Exhibit Description
     ------         -------------------

       3.2 Bylaws - Articles of Incorporation as Amended by special Resolution June 24, 1996 (Canadian equivalent to U.S. Bylaws)

      10.1 Option to Purchase Interest in Mining Claims Dated February 8, 1996 between the Company and Idaho Mining and Development Company, Inc.

      10.2 Joint Venture agreement dated May 20, 1996 between the Company and Cyprus Gold Exploration Corporation

      10.3 Letter of Intent dated June 13, 1997 between the Company and Cyprus Amax Minerals Company

      10.4 Joint Venture Agreement dated effective June 13, 1997 between the Company and Cyprus Gold Exploration Corporation
                    -  See  Exhibit  4  to  Exhibit  10.10,   Global  Settlement
                    Agreement

      10.5 Agreement to Assign Interest regarding the Buffalo-Gulch Claims dated December 11, 1995 between the Company and Idaho Gold Corporation

      10.6 Black Bear Option agreement dated August 1, 1996 between the Company and Frank H. Piatt, John R. Heigis, and Thomas C. Rich

      10.7 Option and Purchase Agreement dated September 5, 1996, between the Company and Cliff and June Gallaugher

      10.8 Purchase Agreement dated October 9, 1996 between the Company and St. George Metals Inc. regarding the Dean Mine and Mill Site

      10.9 Agreement to Assign Interest dated December 11, 1995 between the Company and Idaho Gold Corporation regarding Deadwood Claims

      10.10 Global Settlement Agreement dated April 29, 1998 between the Company, Delbert Steiner, Ellie Steiner, Theodore J. Tomasovich, acting individually and as Trustee of the Tomasovich Family Trust, and Jo Swisher and Barbara Swisher, Idaho Mining and Development Company, and Silver Crystal Mines, Inc.

      10.11* Director's Stock Option Agreement dated October 30, 1995 between the Company and Delbert Steiner - See Attachment to
                    Exhibit 10.16, Amendment to Director's Stock Option Agreement dated February 13, 1997 between the Company and Delbert Steiner

      10.12         Schedule to Director's  Option  Agreement  dated October 30,
                    1995.

      10.13* Employee's Stock Option agreement dated October 30, 1995 between the Company and Wilfried Struck - See Attachment to
                    Exhibit 10.18, Amendment to Employee's Stock Option Agreement dated February 13, 1997 between the Company and Wilfried Struck

     Exhibit
     Number         Exhibit Description
     ------         -------------------

      10.14         Schedule to Employee's  Stock Option agreement dated October
                    30, 1995


      10.15* Employee's Stock Option Agreement dated February 13, 1997 between the Company and Wilfried Struck

      10.16*        Amendment  to  Director's   Stock  Option   Agreement  dated
                    February 13, 1997 between the Company and Delbert Steiner

      10.17 Schedule to Amendment to Director's Stock Option Agreement dated February 13, 1997

      10.18*        Amendment  to  Employee's   Stock  Option   Agreement  dated
                    February 13, 1997 between the Company and Wilfried Struck

      10.19 Schedule to Amendment to Employee's Stock Option Agreement dated February 13, 1997

      10.20* Employee's Stock Option Agreement dated May 17, 1996 between the Company and Ken Scott

      10.21         Schedule to Employee's  stock Option agreement dated May 17,
                    1996

      10.22* Amendment to Employee's Stock Option agreement dated February 13, 1997 between the Company and Ken Scott 10.23 Schedule to Amendment to Employee's Stock Option Agreement dated February 13, 1997

      10.23 Schedule to Amendment to Employee's Stock Option Agreement dated February 13, 1997

      10.24* Director's Stock Option Agreement dated February 13, 1997 between the Company and Delbert Steiner

      10.25         Schedule to Director's Stock Option  agreement  February 13,
                    1997

      10.26* Employee's Stock Option Agreement dated February 13, 1997 between the Company and Robert Young

      10.27*        Schedule to Employee's  Option  Agreement dated February 13,
                    1997

      10.28* Director's stock Option Agreement dated August 27, 1997 between the Company and Theodore Tomasovich

      10.29*        Schedule  to  August  27,  1997   Director's   Stock  Option
                    Agreement

      10.30* Debt Settlement Agreement dated September 30, 1997 between the Company and Wilfried Struck

      10.31*        Schedule to September 30, 1997 Debt Settlement Agreement

      10.32 Subscription Agreement dated November 12, 1997 between the Company and Michael Bousefield and Rosemarie Bousefield

      10.33         Schedule to November 12, 1997 Subscription Agreement

      10.34 Convertible Loan Agreement No. 1 dated April 9, 1998 between the Tomasovich Family Trust and the Company regarding US $100,000

      10.35         Schedule to April 9, 1998  Convertible  Loan  Agreement

      22.1 Notice of Annual and Extraordinary General Meeting and Information Circular dated May 13, 1998

     Exhibit
     Number         Exhibit Description
     ------         -------------------

      99.1          Financial Statements for year ending December 31, 1997


2.   Reports on Form 8-K

     No reports on Form 8-K were filed by the Company during the fourth quarter of the fiscal year ended December 31,1997, nor were any such reports filed during 1997.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of December, 1998.

                                       IDAHO CONSOLIDATED METALS CORP.



                                       By: /s/ Delbert W. Steiner
                                           ------------------------------------
                                           Delbert W. Steiner
                                           President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 31st day of December, 1998.


Signature                            Title                          Date
---------                            -----                          ----


/s/ Delbert W. Steiner
-------------------------     Director, President and          December 31, 1998
Delbert W. Steiner            Chief Executive Officer
                              (Principal Executive Officer)

/s/ Kenneth A. Scott
-------------------------     Chief Financial Officer          December 31, 1998
Kenneth A. Scott              (Principal Financial Officer
                              and Principal Accounting Officer)

/s/ Theodore Tomasovich
-------------------------     Director                         December 31, 1998
Theodore Tomasovich


/s/ Robert A. Young
-------------------------     Director                         December 24, 1998
Robert A. Young

                               INDEX TO EXHIBITS
                               -----------------

     Exhibit
     Number         Exhibit Description
     ------         -------------------

       3.2 Bylaws - Articles of Incorporation as Amended by special Resolution June 24, 1996 (Canadian equivalent to U.S. Bylaws)

      10.1 Option to Purchase Interest in Mining Claims Dated February 8, 1996 between the Company and Idaho Mining and Development Company, Inc.

      10.2 Joint Venture agreement dated May 20, 1996 between the Company and Cyprus Gold Exploration Corporation

      10.3 Letter of Intent dated June 13, 1997 between the Company and Cyprus Amax Minerals Company

      10.4 Joint Venture Agreement dated effective June 13, 1997 between the Company and Cyprus Gold Exploration Corporation
                    -  See  Exhibit  4  to  Exhibit  10.10,   Global  Settlement
                    Agreement

      10.5 Agreement to Assign Interest regarding the Buffalo-Gulch Claims dated December 11, 1995 between the Company and Idaho Gold Corporation

      10.6 Black Bear Option agreement dated August 1, 1996 between the Company and Frank H. Piatt, John R. Heigis, and Thomas C. Rich

      10.7 Option and Purchase Agreement dated September 5, 1996, between the Company and Cliff and June Gallaugher

      10.8 Purchase Agreement dated October 9, 1996 between the Company and St. George Metals Inc. regarding the Dean Mine and Mill Site

      10.9 Agreement to Assign Interest dated December 11, 1995 between the Company and Idaho Gold Corporation regarding Deadwood Claims

      10.10 Global Settlement Agreement dated April 29, 1998 between the Company, Delbert Steiner, Ellie Steiner, Theodore J. Tomasovich, acting individually and as Trustee of the Tomasovich Family Trust, and Jo Swisher and Barbara Swisher, Idaho Mining and Development Company, and Silver Crystal Mines, Inc.

      10.11* Director's Stock Option Agreement dated October 30, 1995 between the Company and Delbert Steiner - See Attachment to
                    Exhibit 10.16, Amendment to Director's Stock Option Agreement dated February 13, 1997 between the Company and Delbert Steiner

      10.12         Schedule to Director's  Option  Agreement  dated October 30,
                    1995.

      10.13* Employee's Stock Option agreement dated October 30, 1995 between the Company and Wilfried Struck - See Attachment to
                    Exhibit 10.18, Amendment to Employee's Stock Option Agreement dated February 13, 1997 between the Company and Wilfried Struck

      10.14         Schedule to Employee's  Stock Option agreement dated October
                    30, 1995


      10.15* Employee's Stock Option Agreement dated February 13, 1997 between the Company and Wilfried Struck

      10.16*        Amendment  to  Director's   Stock  Option   Agreement  dated
                    February 13, 1997 between the Company and Delbert Steiner

      10.17 Schedule to Amendment to Director's Stock Option Agreement dated February 13, 1997

      10.18*        Amendment  to  Employee's   Stock  Option   Agreement  dated
                    February 13, 1997 between the Company and Wilfried Struck

      10.19 Schedule to Amendment to Employee's Stock Option Agreement dated February 13, 1997

      10.20* Employee's Stock Option Agreement dated May 17, 1996 between the Company and Ken Scott

      10.21         Schedule to Employee's  stock Option agreement dated May 17,
                    1996

      10.22* Amendment to Employee's Stock Option agreement dated February 13, 1997 between the Company and Ken Scott 10.23 Schedule to Amendment to Employee's Stock Option Agreement dated February 13, 1997

      10.23 Schedule to Amendment to Employee's Stock Option Agreement dated February 13, 1997

      10.24* Director's Stock Option Agreement dated February 13, 1997 between the Company and Delbert Steiner

      10.25         Schedule to Director's Stock Option  agreement  February 13,
                    1997

      10.26* Employee's Stock Option Agreement dated February 13, 1997 between the Company and Robert Young

      10.27*        Schedule to Employee's  Option  Agreement dated February 13,
                    1997

      10.28* Director's stock Option Agreement dated August 27, 1997 between the Company and Theodore Tomasovich

      10.29*        Schedule  to  August  27,  1997   Director's   Stock  Option
                    Agreement

      10.30* Debt Settlement Agreement dated September 30, 1997 between the Company and Wilfried Struck

      10.31*        Schedule to September 30, 1997 Debt Settlement Agreement

      10.32 Subscription Agreement dated November 12, 1997 between the Company and Michael Bousefield and Rosemarie Bousefield

      10.33         Schedule to November 12, 1997 Subscription Agreement

      10.34 Convertible Loan Agreement No. 1 dated April 9, 1998 between the Tomasovich Family Trust and the Company regarding US $100,000

      10.35         Schedule to April 9, 1998  Convertible  Loan  Agreement

      22.1 Notice of Annual and Extraordinary General Meeting and Information Circular dated May 13, 1998

      99.1          Financial Statements for year ending December 31, 1997