Form 10-Q
period 1998-03-31
IDAHO CONSOLIDATED METALS CORP
filed 1999-03-10
CIK 886183

--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                        --------------------------------
                                   FORM 10-QSB

                    |X| QUARTERLY REPORT PURSUANT TO SECTION
                        13 OR 15(d) OF THE SECURITIES EXCHANGE
                        ACT OF 1934

                       For the Quarterly Period ended March 31, 1998

                    |_| TRANSITION REPORT UNDER SECTION 13 OR
                        15(d) OF THE SECURITIES EXCHANGE ACT OF
                        1934

                    For the Transition Period from _________ to _________ Commission File Number _____________________


                      IDAHO CONSOLIDATED METALS CORPORATION
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



Check  whether  the issuer  has (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,867,441 as of March 31, 1998.

Transitional Small Business Disclosure Format (check one):  Yes  |_|  No |X|

                         IDAHO CONSOLIDATED METALS CORP.

                                   Form 10-QSB
                   For the Fiscal Quarter ended March 31, 1998


                                TABLE OF CONTENTS

                                                                                                               Page

PART I

FINANCIAL INFORMATION
   ITEM 1.  FINANCIAL STATEMENTS OF THE COMPANY...................................................................3
   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION............................................10


PART II

OTHER INFORMATION

   ITEM 1.  LEGAL PROCEEDINGS....................................................................................13
   ITEM 2.  CHANGES IN SECURITIES................................................................................14
   ITEM 3.  DEFAULTS UPON SENIOR SECURITIES......................................................................16
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................................................16
   ITEM 5.  OTHER INFORMATION....................................................................................16
   ITEM 6.  EXHIBITS AND REPORTS FILED ON FORM 8-K...............................................................16

SIGNATURES.......................................................................................................17


                                     PART I
                              FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS OF THE COMPANY

The following unaudited financial statements for the period ending 31 March, 1998 are included in response to Item 1 and have been compiled by Staley, Okada, Chandler & Scott, Chartered Accountants.

The financial statements should be read in conjunction with Management's Discussion and Analysis or Plan of Operations and other financial information included elsewhere in this Form 10-QSB.

                         STALEY, OKADA, CHANDLER & SCOTT
                              Chartered Accountants
                  (A Partnership of Incorporated Professionals)

--------------------------------------------------------------------------------


[X] 225 - 4299 Canada Way       L.M. Okada, Ltd.        221 - 20316 56th Avenue
    Burnaby, B.C. V5G 1H3       C.N. Chandler, Ltd.     Langley, B.C. V3A 3Y7
    Tel:  (604) 434-1384        K.A. Scott, Ltd.        Tel:  (604) 532-9913
    Fax:  (604) 434-7045        J.M Bhagirath, Ltd.     Fax:  (604) 532-1209



NOTICE TO READER


--------------------------------------------------------------------------------


We have compiled the interim consolidated balance sheet of Idaho Consolidated Metals Corp. as at 31 March 1998 and the interim consolidated statements of changes in shareholders' equity, operations and cash flows for the three months then ended from information provided by management. We have not audited, reviewed or otherwise attempted to verify the accuracy or completeness of such information. Readers are cautioned that these statements may not be appropriate for their purposes.

                                       signed "Staley, Okada, Chandler & Scott"

Burnaby, B.C.                          STALEY, OKADA, CHANDLER & SCOTT
1 December 1998                        CHARTERED ACCOUNTANTS


--------------------------------------------------------------------------------

Idaho Consolidated Metals Corp.                                     Statement 1
(An Exploration Stage Company)
Interim Consolidated Balance Sheet
As at 31 March
U.S. Funds
Unaudited - See Notice to Reader


ASSETS                                                                      1998                1997
-------------------------------------------------------------------- ------------------- -------------------

Current
    Cash                                                              $       128,084     $       70,986
    Accounts receivable                                                         4,351              3,686
    Cash in trust                                                              50,000                 --
                                                                     ------------------- -------------------
                                                                              182,435             74,672
Restricted Investments                                                         90,000             85,000
Property Rights, Plant and Equipment                                        3,057,073          4,139,399
                                                                     ------------------- -------------------
                                                                      $     3,329,508     $    4,299,071
-------------------------------------------------------------------- ------------------- -------------------


LIABILITIES
-------------------------------------------------------------------- ------------------- -------------------

Current
    Bank loan                                                         $            --     $       22,173
    Accounts payable - Related parties                                        193,362            176,044
                        - Other                                               161,911            498,924
    Current portion of notes payable                                          254,243            533,672
                                                                     ------------------- -------------------
                                                                              609,516          1,230,813
                                                                     ------------------- -------------------
Notes Payable                                                                 221,976             16,209
                                                                     ------------------- -------------------

-------------------------------------------------------------------- ------------------- -------------------


SHAREHOLDERS' EQUITY
-------------------------------------------------------------------- ------------------- -------------------

Share Capital - Statement 2                                                 8,710,329          7,609,927
Deficit - Accumulated during the exploration stage - Statement 2           (6,159,728)        (4,505,293)
Foreign Currency Translation Adjustment - Statement 2                         (52,585)           (52,585)
                                                                     ------------------- -------------------
                                                                            2,498,016          3,052,049
                                                                     ------------------- -------------------
                                                                      $     3,329,508     $    4,299,071
-------------------------------------------------------------------- ------------------- -------------------


ON BEHALF OF THE BOARD



"Robert Young"                 , Director
------------------------------

"Delbert W. Steiner"           , Director
------------------------------

                           - See Accompanying Notes -

Idaho Consolidated Metals Corp.                                     Statement 2
Interim Consolidated Statement of Changes
     In Shareholders' Equity
U.S. Funds
Unaudited - See Notice to Reader

                                                                          Deficit
                                                                        Accumulated        Foreign
                                                                        During the         Currency
                                             Common Shares              Exploration      Translation
                                       Shares            Amount            Stage          Adjustment          Total
---------------------------------- ---------------- ----------------- ---------------- ----------------- ----------------
Balance - 31 December 1996            6,854,208      $  7,466,177      $ (4,291,402)    $   (52,585)      $   3,122,190
   Shares issued for resource
     properties                         125,000           143,750                --              --             143,750
   Loss for the period
     - Statement 3                           --                --          (213,891)             --            (213,891)
                                   ---------------- ----------------- ---------------- ----------------- ----------------
Balance - 31 March 1997               6,979,208      $  7,609,927      $ (4,505,293)    $   (52,585)      $   3,052,049
---------------------------------- ---------------- ----------------- ---------------- ----------------- ----------------

Balance - 31 December 1997            9,434,686      $  8,710,329      $ (6,015,621)    $   (52,585)      $   2,642,123
   Loss for the period
     - Statement 3                           --                --          (144,107)             --            (144,107)
                                   ---------------- ----------------- ---------------- ----------------- ----------------
Balance - 31 March 1998               9,434,686      $  8,710,329      $ (6,159,728)    $   (52,585)      $   2,498,016
---------------------------------- ---------------- ----------------- ---------------- ----------------- ----------------



Interim Consolidated Statement of Operations                        Statement 3
For the Three Months Ended 31 March
U.S. Funds
Unaudited - See Notice to Reader


                                                                                    1998                 1997
--------------------------------------------------------------------------- --------------------- --------------------
Operating Expenses
General and administrative - Schedule 1                                      $      135,596        $      210,012

Other (Income) Expenses                                                                (661)                   --
Interest income                                                                       9,172                 3,879
Interest expense                                                                      8,511                 3,879


Loss for the Period                                                          $      144,107        $      313,891
--------------------------------------------------------------------------- --------------------- --------------------

Loss per Common Share                                                        $            0.02     $            0.03
--------------------------------------------------------------------------- --------------------- --------------------

Weighted Average Number of Common Shares Outstanding                              8,823,530             6,863,930
--------------------------------------------------------------------------- --------------------- --------------------

                           - See Accompanying Notes -

Idaho Consolidated Metals Corp.                                     Statement 4
Interim Consolidated Statement of Cash Flows
For the Three Months Ended 31 March
U.S. Funds
Unaudited - See Notice to Reader



Cash Resources Provided By (Used In)                                                1998                 1997
--------------------------------------------------------------------------- --------------------- --------------------

Operating Activities
     Loss for the period                                                     $     (144,107)       $     (213,891)
     Item not affected by cash
        Amortization                                                                  2,276                 3,144
     Changes in current assets and liabilities
        Accounts receivable                                                            (363)                 (936)
        Accounts payable - Related parties                                           12,370                 3,688
            - Other                                                                   7,337                96,139
                                                                            --------------------- --------------------
     Net Cash used in operating activities                                         (122,487)             (111,856)
                                                                            --------------------- --------------------

Investing Activities
     Property rights, plant and equipment                                           (37,313)              (87,778)
                                                                            --------------------- --------------------
     Net cash used in investing activities                                          (37,313)              (87,778)
                                                                            --------------------- --------------------

Financing Activities
     Notes payable                                                                  208,999                 3,478
                                                                            --------------------- --------------------
     Net cash provided by financing activities                                      208,999                 3,478
                                                                            --------------------- --------------------

Net Increase (Decrease) in Cash                                                      49,199              (196,156)
     Cash position - Beginning of period                                             78,885               267,142
                                                                            --------------------- --------------------
Cash Position - End of Period                                                $      128,084        $       70,986
--------------------------------------------------------------------------- --------------------- --------------------










                           - See Accompanying Notes -

Idaho Consolidated Metals Corp.                                      Schedule 1
Interim Consolidated Schedule of Administrative Expenses
For the Three Months Ended 31 March
U.S. Funds
Unaudited - See Notice to Reader


                                                                                    1998                 1997
--------------------------------------------------------------------------- --------------------- --------------------
Management fees and wages                                                    $    54,889           $    54,473
Professional fees                                                                 32,654                77,482
Travel                                                                            17,233                24,912
Shareholder information                                                           10,368                26,337
Office and general                                                                 9,587                14,562
Office rent                                                                        6,383                 4,590
Amortization                                                                       2,276                 3,144
Transfer agent and filing fees                                                     1,853                 2,712
Entertainment and promotion                                                          353                 1,800
Expenses for the Period                                                      $   135,596           $   210,012
--------------------------------------------------------------------------- --------------------- --------------------



Interim Consolidated Schedule of Resource Property Costs             Schedule 2
For the Three Months Ended 31 March
U.S. Funds
Unaudited - See Notice to Reader


                                                                                    1998                 1997
--------------------------------------------------------------------------- --------------------- --------------------
Direct - Mineral
Idaho County, Idaho, U.S.A.
     Geological                                                              $    14,681           $    29,603
     Lease payments and acquisition costs                                         12,600               163,910
     Survey                                                                        4,278                   188
     Camp and general                                                              3,680                 9,403
     Staking, filing and claim rental                                              1,890                    --
     Taxes, licenses and permits                                                     184                 4,120
     Drilling                                                                         --                14,970
     Process plant and equipment                                                      --                 4,600
     Environmental                                                                    --                 2,964
     Roadwork                                                                         --                 1,770
Costs for the Period                                                         $    37,313           $   231,528
--------------------------------------------------------------------------- --------------------- --------------------


Idaho Consolidated Metals Corp.
Notes to Interim Consolidated Financial Statements
31 March 1998
U.S. Funds
Unaudited - See Notice to Reader




--------------------------------------------------------------------------------
1.       Significant Accounting Policies

         The notes to the consolidated financial statements as at 31 December 1997, as set forth in the company's 1997 Annual Report substantially apply to these interim consolidated financial statements and are not repeated here.

--------------------------------------------------------------------------------

2.       Interim Consolidated Financial Statements Adjustments

         The financial information given in the accompanying unaudited interim consolidated financial statements reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods reported. All such adjustments are of a normal recurring nature. All financial statements presented herein are unaudited.

--------------------------------------------------------------------------------

3.       Share Capital

         Details are as follows:

                                                                                   Shares               Amount
                                                                            --------------------- --------------------
         Issued and fully paid:                                                   7,104,208        $     7,651,427
         Allotted for issuance for private placement                              1,763,233                759,060
         Allotted for issuance for debt settlement                                  567,245                299,842
                                                                            --------------------- --------------------
                                                                                  9,434,686        $     8,710,329
                                                                            --------------------- --------------------

--------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

1.   Results of Operations

First Quarter 1998 Compared with First Quarter 1997

The Company is in the exploration stage and has yet to generate revenue from production. The Company continues to explore its mineral properties in an effort to establish proven ore reserves, and now has the additional resources of a joint venture partner to assist in this regard.

In the first quarter, general and administrative expenses decreased from $210,012 to $135,596 compared to the first quarter of 1997, representing a 35% savings. Significant decreases were experienced in travel and shareholder information expenses, as well as a 58% reduction in professional fees. Management fees and wages remained steady, while office rent increased slightly. On a quarter over quarter basis, the Company saved nearly $75,000.

Under U.S. generally accepted accounting principles, the Company must record executive remuneration on the release of performance shares from escrow. The Company issued 750,000 shares at the time of its initial public offering to the original principal founders of the Company at a price of C$0.01 per share, subject to the terms of an escrow agreement. The number of shares qualified to be released from escrow is calculated on an annual basis as the Company expends qualifying amounts on its exploration and development programs, and the Company must seek regulatory approval for each release. The Company has already made sufficient expenditures to qualify for the release of all of the escrow shares. During the first quarter of 1998, the Company did not apply for the regulatory approval for release of any escrow shares, and accordingly there was no executive remuneration expense and no corresponding change to the Company's share capital. The executive remuneration is a deemed amount and is based upon the fair market value of the Company's common shares during 1998.

The Company had very little income during the quarter. The Company experienced a net loss for the period of $144,107, of which $135,596 was related to general and administrative expenses. The Company had a loss of $213,891 for the same period in 1997.

During the quarter, the Company expended $37,313 on its resource property exploration, development and acquisition program as compared to $231,528 in the comparable 1997 period. The Company experienced its greatest savings in regard to lease payments and acquisition costs, which decreased from $163,910 to $12,600, or approximately 92%. The Company had no expenditures on drilling, process plant and equipment, environmental and roadwork expenses. The Company experienced the majority of these cost savings on its resource expenditures by virtue of having entered into joint venture agreements with Cyprus Gold Exploration Corporation on the Company's most promising properties.

2.   Liquidity and Capital Resources

The  Company  is  dependent  on the  proceeds  of debt  and  equity  financings, including but not limited to public offerings, private placements and the exercise of stock options or warrants, as well as from the optioning or sale of its properties and the sale of other assets to fund its general and administrative expenditures and its mineral exploration and development costs. Without such proceeds, the Company may not continue as a going concern. See note 1 to the Company's December 31, 1997 Financial Statements for additional information. The Company will need further funds to continue its operations and there is no reasonable assurance that such funding will be available.

During the quarter ended March 31, 1998 the Company closed its non-brokered private placement ("Private Placement") which resulted in the issue of 1,763,233 units pursuant to the terms of an Offering Memorandum dated November 12, 1997. Each unit consisted of one common share and one non-transferable warrant. Each warrant entitles the holder to purchase one additional share at a price of C$0.60 per share in the first year and C$0.70 per share in the second year. The Vancouver Stock Exchange ("VSE") accepted the Private Placement for filing effective March 18, 1998, and accordingly, the Private Placement closed effective March 18, 1998. The Company anticipates, based on currently proposed plans and assumptions relating to its operations and exploration activities, that the proceeds of the Private Placement (without the exercise of any of the warrants) will be sufficient to satisfy the Company's contemplated cash requirements for the 12 month period following the closing of the offering. Any proceeds from the exercise of stock options or warrants will be added to general working capital purposes or used to reduce current liabilities.

The Company plans to conduct exploration and development on its various properties within the constraints of current market conditions, with its objective being the maximization of geologic understanding of the projects with minimal expenditures. The Company's estimated budget for all properties is $175,000 including BLM rental fees and contractual payments to underlying claim owners. The majority of the budget will be spent on geologic mapping, sampling and assays, geologic interpretation, geophysics, geochemical soil sampling, property payments and claim fees. The estimated budget is exclusive of expenditures by the Company's joint venture partner on the Deadwood and Petsite properties.

The Company requires approximately $375,000 for general and administrative expenses for the remainder of the fiscal year following the closing of the Private Placement and $254,243 for payments on its notes payable of which $250,000 is a demand note, currently subject to litigation as disclosed herein under the heading Legal Proceedings - Gumprecht - Promissory Note. The Company anticipates repayment of these notes from the proceeds of the Private Placement, the proceeds of convertible debt issues and the exercise of stock options.

During the first quarter ended March 31, 1998, the Company has received cash in the amount of $210,000 advanced under two convertible loan agreements both dated April 9, 1998 with a related party. See note 12 to the Company's December 31, 1997 Financial Statements for additional information. Subsequent to March 31, 1998 the Company has received cash in the amount of $150,000 advanced under a convertible loan agreement dated May 15, 1998 with a related party. The three convertible loan agreements were subject to acceptance by the VSE. (See note 12 to the Company's December 31, 1997 Financial Statements and Item 2 - Changes in Securities for further details.)

As at March 31, 1998, the Company has a working capital deficiency of $427,081 versus a working capital deficiency of $1,156,141 for the same period in 1997. Accounts payable to related parties accounts for approximately 45% of the deficiency, while trade accounts payable and the current portion of notes payable accounts for the other approximate 55%. The Company anticipates improvement of this deficiency from the proceeds of private placements and the exercise of stock options during 1998. The Company is in the process of restructuring certain of its obligations with certain creditors during 1998 in order to assist in the correction of this deficiency. Subsequent to March 31, 1998, the VSE accepted the Company's shares for debt exchange agreements with those creditors, which resulted in the removal of C$414,063.17 in debt in exchange for approximately 567,209 shares.

Positive cash flow from the financing activities of the Company of $208,999, $3,478 and ($1,383) were recorded at March 31, 1998, 1997, 1996, respectively. The long-term debt increased to $221,976 at

March 31, 1998 from $16,209 in 1997 and $20,078 in 1996 and current liabilities decreased to $609,516 in 1998 from $1,230,813 in 1997 and $1,346,867 in 1996. Of the March 31, 1998 current liabilities, $161,911 represents the amount due to non related accounts payable accounts, $193,362 represents accounts payable amounts due to various related parties, and $254,243 represents the current portion of notes payable.

Negative cash flows from operating activities of ($122,487), ($111,856) and ($76,037) were recorded as at March 31, 1998, 1997, and 1996, respectively. The Company will continue recording negative cash flow from operating activities unless significant revenue is generated from ore production. The continued negative cash flow will have a material negative impact on liquidity.

Investing activities consist of funds being expended on acquisition and exploration of resource properties. The net cash expended on investing activities as of March 31 decreased to $37,313 in 1998 from $87,778 in 1997 and $64,526 in 1996.

                                     PART II
                                OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

Civil Suit by Joe Swisher and IMD

On October 18, 1996 Mr. J. Swisher and Idaho Mining and Development Company, Inc. ("IMD") filed suit against the Company for $3,473,857 or alternatively $344,257 and 1,304,000 common shares of the Company plus interest, attorney fees and any further relief available.

Subsequently, the Company filed a suit against Mr. Swisher and Silver Crystal Mines, Inc. alleging breach of contract on the Eckert's Hill processing plant contract and filed a counter-claim against Mr. Swisher and IMD for alleged failure to perform contracted assessment work, alleged breach of the Swisher-Br metallurgical process contract and alleged breach of certain other mineral property arrangements.

Subsequent to March 31, 1997 the parties entered into a Global Settlement Agreement dated April 29, 1998 which causes all claims and counter-claims between the parties to be resolved. A copy of this agreement is filed as an exhibit to the Company's 1997 Form 10-KSB. In full and final settlement of all existing and potential claims between and amongst the parties, the Company will pay $50,000 to IMD within 2 business days of the settlement and deposit in trust a further $50,000. Both of these payments have been made. The balance in trust will be released to IMD upon delivery by IMD to the Company of certain quitclaim deeds to the Claim Block properties. The Company has recorded a gain on the settlement of the lawsuit of $223,946.

The settlement has been recorded as of December 31, 1997 and the $100,000 is accrued within amounts payable to related parties in the financial statements. See also note 7 to the Company's December 31, 1997 Financial Statements for further details. The gain on debt settlement has been recorded as an extraordinary item in the statement of operations for the year ended December 31, 1997. See also note 8 to the Company's December 31, 1997 Financial Statements for additional information.


Civil Suit by Gumprecht - Promissory Note

The Company elected to allow a default to be entered in the District Court of the Second Judicial District of the State of Idaho, in and for the County of Idaho on January 30, 1998.


Civil Suit By Gumprecht - Derivative Action

Two of the parties named in the lawsuit, Mr. Delbert Steiner and Ms. Elli Steiner filed an Amended Answer to Amended Complaint, dated March 20, 1998. Subsequent to March 31, 1998, the Company has been added as a party to this lawsuit. The Company is of the view that the allegations are generally without merit and will vigorously defend against this suit.

ITEM 2.  CHANGES IN SECURITIES

Private Placement pursuant to November 1997 Offering Memorandum

On March 18, 1998 the VSE accepted for filing the Company's non-brokered Private Placement of 1,763,233 units, each unit consisting of one common share and one non-transferable warrant. Each warrant entitles the holder to purchase one additional share at a price of C$0.60 per share in the first year until March 18, 1999 and C$0.70 per share in the second year until March 18, 2000. The shares and warrants were issued effective March 18, 1998. The private placees were as follows:


 Full Name and Residential Address of Purchaser        Number of Units Purchased
 ----------------------------------------------        -------------------------

Morton Borch                                                   83,333
Advokat
Nedre Vollgt. 4
P.B. 597 Sentrum
101106 Oslo
Norway

Michael Bousefield and Rosemarie Bousefield,                   93,599
Rosebank the Street
Ridgehill, Near Winford
Bristol B518 8TB
England

Cathy Bruce                                                    47,492
c/o Salem Management Company Ltd./ International Freedom
Design House, Leeward Highway
P.O. Box 150
Providenciales, Turks & Caicos Islands
British West Indies

Cardinal Forestry Consulting Company Ltd. (1)                  25,889
Beneficial Owner: Bernd Struck
2485 Orchard Road
Sidney, B.C.
V8L 1S1

Bernd Struck (2)                                               25,890
2485 Orchard Road
Sidney, B.C.
V8L 1S1

Ceemac Holdings Inc.                                           14,167
Beneficial Owner:  Ron Merrit
603 - 2020 Highbury Street
Vancouver, B.C.
V6R 4N9

Tomasovich Family Trust  (2)                                  927,062
600 Wilshire Blvd., Suite 1410
Los Angeles, CA
U.S.A.  90017

 Full Name and Residential Address of Purchaser        Number of Units Purchased
 ----------------------------------------------        -------------------------

Hideo Kita                                                    545,801
600 Wilshire Blvd., Suite 1410
Los Angeles, CA
U.S.A.  90017

TOTAL                                                       1,763,233

Note:
(1) Bernd Struck is the brother of Wilfried Struck, who is Vice President, Mining and Exploration, and Chief Operating Officer of the Company.

(2) Theodore Tomasovich, a director of the Company, is the Trustee of the Tomasovich Family Trust and has voting control over the Trust.

Shares for Debt Exchange

By Debt Settlement Agreements dated September 31, 1997 between the Company and certain creditors, the Company agreed to settle outstanding indebtedness totaling C$414,063.17 by issuing a total of 567,209 common shares at a price of C$0.73 per share as payment for the debts. The Company received VSE acceptance of this transaction on March 18, 1998. The shares were issued on April 21, 1998 and accordingly, the debts were extinguished upon the issuance of the shares.

The debt settlement was recorded in the Company's December 31, 1997 Financial Statement. In addition to the debt settlement, the Company negotiated a reduction of previously invoiced and accrued legal fees of $179,138 from the Company's former U.S. securities counsel. The reduction has been recorded as an extraordinary item in the consolidated statement of operations for the year ended December 31, 1997. See also note 8 to the Company's December 31, 1997 Financial Statements. Certain of the debts settled were owed to parties related to the Company. See Item 12 - Related Transactions - of the Company's 1997 Form 10-KSB for further information.

Convertible Promissory Notes

Subsequent to March 31, 1998 the Company entered into two convertible loan agreements each dated April 9, 1998 with the Tomasovich Family Trust (the "Trust"), pursuant to which the Company issued convertible promissory notes in the amounts of $100,000 and $110,000 dated January 23, 1998 and March 31, 1998 respectively. The Company received VSE acceptance of the two convertible loan agreements on June 22, 1998, following approval by the shareholders of the Company at the annual general meeting held on June 16, 1998, of the possible change of control of the Company to Theodore Tomasovich and the Trust. The repayment terms and conversion features are more particularly detailed below. The Trust owned 1,421,474 common shares of the Company, or 16.03% of the Company, as of March 31, 1998. Mr. Theodore Tomasovich, a Director of the Company, is the trustee of the Trust and has voting control of the Trust.

The repayment terms and conversion features for each convertible note are summarized as follows:

1. $100,000 convertible promissory note repayable on or before January 23, 2000 bearing interest at 9% per annum. After June 17, 1998, the lender may require the Company to convert all or any portion of the principal amount of the loan advanced and then outstanding into units at a conversion price of one unit for each C$0.26 of indebtedness until and including January 23, 1999 and at a conversion price of one unit for each C$0.31 of indebtedness during the period from January 24, 1999 until January 23, 2000 for a maximum of 546,154 units if the principal amount is converted in its entirety by January 23, 1999 and a maximum of 458,064 units if the principal amount is converted in its entirety between January 24, 1999 and January 23, 2000. Each unit consists of one common share and one non-transferable warrant with each warrant being exercisable at a price of C$0.26 per share until January 23, 1999 and C$0.31 per share from January 24, 1999 to January 23, 2000; and

2. $110,000 convertible promissory note repayable on or before March 31, 2000 bearing interest at 9% per annum. After June 17, 1998, the lender may require the Company to convert all or any portion of the principal amount of the loan advanced and then outstanding into units at a conversion price of one unit for each C$0.26 of indebtedness until and including March 31, 1999 and at a conversion price of one unit for each C$0.31 of indebtedness during the period from April 1, 1999 until March 31, 2000 for a maximum of 600,769 units if the principal amount is converted in its entirety by March 31, 1999 and a maximum of 508,871 units if the principal amount is converted in its entirety between April 1, 1999 and March 31, 2000. Each unit consists of one common share and one non-transferable warrant with each warrant being exercisable at a price of C$0.26 per share until March 31, 1999 and C$0.31 per share from April 1, 1999 to March 31, 2000.

The Company has also entered into a convertible loan agreement dated May 15, 1998 with the Trust for a loan of $150,000. The details will be described in the Company's Form 10-QSB to June 30, 1998.

The policies of the VSE require shareholder approval to any possible change of control of a company resulting from certain transactions including the issuance of convertible securities. If the Trust converts the principal amount outstanding under the promissory notes into shares and warrants pursuant to the convertible loan agreements, it could result in Theodore Tomasovich and the Trust exercising control or direction over more than 20% of the voting rights attached to the common shares of the Company, which under the British Columbia Securities Act is deemed, in the absence of evidence to the contrary, to affect materially the control of the Company. Accordingly, the Company requested approval of its securities holders to the possible change of control at the annual and extraordinary general meeting held on June 17, 1998. The details will be described in the Company's Form 10-QSB for the quarter ended June 30, 1998.


Item 3.  Defaults upon Senior Securities

Not applicable.


Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended March 31, 1998. See Item 2 - Changes in Securities - Convertible Promissory Notes for a discussion of a matter which will be put to a vote of the security holders in the next quarter.


ITEM 5.  OTHER INFORMATION

Edwin R. Knickel resigned as a director of the Company effective March 20, 1998.


ITEM 6.  EXHIBITS AND REPORTS FILED ON FORM 8-K

(a)  None.

(b)  None.

                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of December, 1998.

                                   IDAHO CONSOLIDATED METALS CORPORATION


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

     Signature                             Title                 Date

/s/ Delbert W. Steiner          Director, President and       December 31, 1998
-------------------------       Chief Executive Officer
Delbert W. Steiner


/s/ Kenneth A. Scott            Chief Financial Officer       December 31, 1998
-------------------------
Kenneth A. Scott