Form 10-Q
period 1998-06-30
IDAHO CONSOLIDATED METALS CORP
filed 1999-03-10
CIK 886183

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

                       For the Quarterly Period ended June 30, 1998

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

                         IDAHO CONSOLIDATED METALS CORP.

                                   Form 10-QSB
                   For the Fiscal Quarter ended June 30, 1998


                                TABLE OF CONTENTS

                                                                                                               Page
PART I

FINANCIAL INFORMATION

   ITEM 1.  FINANCIAL STATEMENTS OF THE COMPANY...................................................................3
   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
              PLAN OF OPERATION..................................................................................10

PART II

OTHER INFORMATION

   ITEM 1.  LEGAL PROCEEDINGS....................................................................................12
   ITEM 2.  CHANGES IN SECURITIES................................................................................13
   ITEM 3.  DEFAULTS UPON SENIOR SECURITIES......................................................................14
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................................................14
   ITEM 5.  OTHER INFORMATION....................................................................................15
    ITEM 6.  EXHIBITS AND REPORTS FILED ON FORM 8-K..............................................................15

SIGNATURES.......................................................................................................16


                                     PART I
                              FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS OF THE COMPANY

The following unaudited financial statements for the period ending 30 June, 1998 are included in response to Item 1 and have been compiled by Staley, Okada, Chandler & Scott, Chartered Accountants.

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



NOTICE TO READER


--------------------------------------------------------------------------------

We have compiled the interim consolidated balance sheet of Idaho Consolidated Metals Corp. as at 30 June 1998 and the interim consolidated statements of changes in shareholders' equity, operations and cash flows for the three months and six months then ended from information provided by management. We have not audited, reviewed or otherwise attempted to verify the accuracy or completeness of such information. Readers are cautioned that these statements may not be appropriate for their purposes.

                                       signed "Staley, Okada, Chandler & Scott"

Burnaby, B.C.                          STALEY, OKADA, CHANDLER & SCOTT
1 December 1998                        CHARTERED ACCOUNTANTS


--------------------------------------------------------------------------------

                                     [Logo]
       Members of Institute of Chartered Accountants of British Columbia

Idaho Consolidated Metals Corp.                                      Statement 1
(An Exploration Stage Company)
Interim Consolidated Balance Sheet
As at 30 June
U.S. Funds
Unaudited - See Notice to Reader




ASSETS                                                                               1998                  1997
---------------------------------------------------------------------- -- ------------------ -- ------------------
Current
   Cash                                                                     $         461         $      25,126
   Accounts receivable                                                              8,671                 5,084
   Cash in trust                                                                   50,000                     -
                                                                          ------------------ -- ------------------
                                                                                   59,132                30,210
Restricted Investments                                                             90,000                90,000
Property Rights, Plant and Equipment                                            3,105,938             4,204,527
                                                                          ------------------ -- ------------------
                                                                            $   3,255,070         $   4,324,737
---------------------------------------------------------------------- -- ------------------ -- ------------------



LIABILITIES
---------------------------------------------------------------------- -- ------------------ -- ------------------

Current
   Bank loan                                                                $           -         $      17,175
   Accounts payable      - Related parties                                        102,951               225,255
                         - Other                                                  227,583               607,583
   Current portion of notes payable                                               253,995               546,843
                                                                          ------------------ -- ------------------
                                                                                  584,529             1,396,856
                                                                          ------------------ -- ------------------
Notes Payable                                                                     370,857                16,209
                                                                          ------------------ -- ------------------
Share Subscriptions Payable                                                             -               166,995
                                                                          ------------------ -- ------------------


SHAREHOLDERS' EQUITY
---------------------------------------------------------------------- -- ------------------ -- ------------------

Share Capital - Statement 2                                                     8,710,329             7,570,177
Deficit - Accumulated during the exploration stage - Statement 2               (6,358,060)           (4,772,915)
Foreign Currency Translation Adjustment - Statement 2                             (52,585)              (52,585)
                                                                          ------------------ -- ------------------
                                                                                2,299,684             2,744,677
                                                                          ------------------ -- ------------------
                                                                            $   3,255,070         $   4,324,737
---------------------------------------------------------------------- -- ------------------ -- ------------------



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



                                                                          Deficit
                                                                      Accumulated           Foreign
                                                                       During the          Currency
                                          Common Shares               Exploration       Translation
                                        Shares           Amount             Stage        Adjustment            Total
-----------------------------------------------------------------------------------------------------------------------
Balance - 31 December 1996            6,854,208      $  7,466,177     $ (4,291,402)     $    (52,585)    $  3,122,190
   Shares issued for resource
     properties                         125,000           104,000                -                 -          104,000
   Loss for the period                        -                 -         (481,513)                -         (481,513)
                                 --------------------------------------------------------------------------------------
Balance - 30 June 1997                6,979,208      $  7,570,177     $ (4,772,915)     $    (52,585)    $  2,744,677
-----------------------------------------------------------------------------------------------------------------------


Balance - 31 December 1997         $  9,434,650      $  8,710,329     $ (6,015,621)     $    (52,585)    $  2,642,123
   Loss for the period                        -                 -     $   (342,439)                -     $   (342,439)
                                 --------------------------------------------------------------------------------------
Balance - 30 June 1998             $  9,434,540      $  8,710,329     $ (6,358,060)     $    (52,585)    $  2,299,684
-----------------------------------------------------------------------------------------------------------------------



                                                                     Statement 3
Interim Consolidated Statement of Operations
U.S. Funds
Unaudited - See Notice to Reader



                                                             1998                                   1997
                                             -------------------------------------  -------------------------------------
                                                     Three                Six                Three               Six
                                                    Months             Months               Months            Months
                                                     Ended              Ended                Ended             Ended
                                                   30 June            30 June              30 June           30 June
-------------------------------------------------------------------------------------------------------------------------
Operating Expenses
   General and administrative
     - Schedule 1                              $    169,717        $    305,313       $    260,605       $    470,617
                                             ----------------------------------------------------------------------------

Other Income (Expenses)
   Interest income                                   (1,652)             (2,313)                 -                  -
                                             ----------------------------------------------------------------------------
   Interest expense                                  30,267              39,439              7,017             10,896
                                             ----------------------------------------------------------------------------
                                                     28,615              37,126              7,017             10,896

Loss for the Period                            $    198,332        $    342,439       $    267,622       $    481,513
-------------------------------------------------------------------------------------------------------------------------

Loss per Common Share                          $      0.02         $      0.04        $      0.04        $      0.07
-------------------------------------------------------------------------------------------------------------------------

Weighted Average Number of Common Shares
   Outstanding                                 $  9,434,686        $  9,434,686       $  6,879,208       $  6,879,208
-------------------------------------------------------------------------------------------------------------------------


                           - See Accompanying Notes -

Idaho Consolidated Metals Corp.                                      Statement 4
Interim Consolidated Statement of Cash Flows
U.S. Funds
Unaudited - See Notice to Reader


                                                                1998                                 1997
                                                       -------------------------           --------------------------
                                                         Three               Six             Three                Six
                                                        Months            Months            Months             Months
                                                         Ended             Ended             Ended              Ended
Cash Resources Provided By (Used In)                   30 June           30 June           30 June            30 June
-------------------------------------------------------------------------------------------------------------------------
Operating Activities
   Loss for the period                                 (198,332)     $   (342,439)      $   (267,622)     $   (481,513)
   Item not affected by cash
     Amortization                                         2,276             4,552              3,144             6,288
                                                 ------------------------------------------------------------------------
   Changes in current assets and
     liabilities
     Accounts receivable                                 (4,320)           (4,683)            (4,148)           (5,084)
     Other                                                    -                 -              2,750             2,750
     Accounts payable
        - Related parties                               (90,411)          (78,041)            49,211            52,899
        - Other                                          65,672            73,009            108,659           204,798
                                                 ------------------------------------------------------------------------
   Net cash used in operating activities               (225,115)         (347,602)          (108,006)         (219,862)

Investing Activities
   Property rights, plant and equipment                 (51,141)          (88,454)          (108,022)         (195,800)
   Restricted investments                                     -                 -             (5,000)           (5,000)
                                                 ------------------------------------------------------------------------
   Net cash used in investing activities                (51,141)          (88,454)          (113,002)         (200,800)
                                                 ------------------------------------------------------------------------

Financing Activities
   Bank loan                                                  -                 -             (4,998)           (4,998)
   Proceeds of notes payable                            148,633           357,632             13,171            16,649
   Share subscriptions payable                                -                 -            166,995           166,995
                                                 ------------------------------------------------------------------------
   Net cash provided by financing
     activities                                         148,633           357,632            175,168           178,646
                                                 ------------------------------------------------------------------------

Net Decrease in Cash                                   (127,623)          (78,424)           (45,860)         (242,016)
   Cash position - Beginning of period                  128,084            78,885             70,986           267,142
                                                 ------------------------------------------------------------------------

Cash Position - End of Period                      $        461      $        461       $     25,126      $     25,126
-------------------------------------------------------------------------------------------------------------------------








                           - See Accompanying Notes -

Idaho Consolidated Metals Corp.                                       Schedule 1
Interim Consolidated Schedule of Administrative Expenses
U.S. Funds
Unaudited - See Notice to Reader


                                                               1998                               1997
                                                 ---------------------------------  ---------------------------------
                                                         Three              Six             Three              Six
                                                        Months           Months            Months           Months
                                                         Ended            Ended             Ended            Ended
                                                       30 June          30 June           30 June          30 June
---------------------------------------------------------------------------------------------------------------------
Management fees and wages                          $     60,656     $    115,545      $     45,665      $    100,138
Professional fees                                        60,311           92,965           128,617           206,099
Travel                                                   18,421           35,654            19,051            43,963
Shareholder information                                  12,473           22,841            38,186            64,523
Office and general                                        5,904           15,491            12,165            26,727
Office rent                                               5,196           11,579             4,590             9,180
Amortization                                              2,276            4,552             3,144             6,288
Transfer agent and filing fees                            2,633            4,486             3,279             5,991
Entertainment and promotion                               1,847            2,200               863             2,663
Finance fees                                                  -                -             5,045             5,045
                                                 --------------------------------------------------------------------

Expenses for the Period                            $    169,717     $    305,313      $    260,605      $    470,617
---------------------------------------------------------------------------------------------------------------------



Idaho Consolidated Schedule of Property Rights,                       Schedule 2
   Plant and Equipment
U.S. Funds
Unaudited - See Notice to Reader


                                                               1998                               1997
                                                 ---------------------------------- ----------------------------------
                                                         Three               Six            Three               Six
                                                        Months            Months           Months            Months
                                                         Ended             Ended            Ended             Ended
                                                       30 June           30 June          30 June           30 June
----------------------------------------------------------------------------------------------------------------------
Direct - Mineral
   Idaho County, Idaho, U.S.A.
     Geological                                    $     25,324            40,005     $     32,209      $     61,812
     Lease payments and acquisition                      12,000            24,600            6,351           170,261
     Camp and general                                     3,765             7,445           16,412            25,815
     Assaying, staking and claim
       rental                                             3,382             5,456                -                 -
     Survey                                                 498             4,776            3,746             9,824
     Transportation                                       3,701             3,701                -                 -
     Drilling                                                 -                 -              124            15,094
     Process plant and equipment                              -                 -            9,022            13,622
     Environmental                                            -                 -                -             2,964
                                                 ---------------------------------------------------------------------
                                                         48,670            85,983           67,864           299,392
Equipment                                                 2,471             2,471                -                 -
                                                 ---------------------------------------------------------------------

Costs for the Period                               $     51,141      $     88,454     $     67,864      $    299,392
----------------------------------------------------------------------------------------------------------------------


                           - See Accompanying Notes -

Idaho Consolidated Metals Corp.
Notes to Interim Consolidated Financial Statements
30 June 1998
U.S. Funds
Unaudited - See Notice to Reader




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

1.   Results of Operations

Second Quarter Fiscal 1998 Compared with Second Quarter 1997

The Company is in the exploration stage and has yet to generate revenue from production. The Company continues to explore its mineral properties in an effort to establish proven ore reserves, and now has the additional resources of a joint venture partner to assist in this regard.

In the second quarter, general and administrative expenses decreased from $260,605 to $169,717 compared to the second quarter of 1997, representing a 35% savings. Significant decreases were experienced in both travel and shareholder information expenses (67% decrease), as well as a 53% reduction in professional fees. Management fees and wages increased by 33% over the same period in 1997, due to the addition of an additional staff position. On a quarter over quarter basis, however, the Company saved over $90,000.

Under U.S. generally accepted accounting principles, the Company must record executive remuneration on the release of performance shares from escrow. The Company issued 750,000 shares at the time of its initial public offering to the original principal founders of the Company at a price of CDN$0.01 per share, subject to the terms of an escrow agreement. The number of shares released from escrow is calculated on an annual basis as the Company expends qualifying amounts on its exploration and development programs, and the Company must seek regulatory approval for each release. During the second quarter of 1998, the Company did not apply for regulatory approval for a release of any escrow shares, and accordingly there was no executive remuneration expense and no corresponding change to the Company's share capital. The executive remuneration is a deemed amount and is based upon the fair market value of the Company's common shares during 1998.

The Company had very little income during the quarter. The Company experienced a net loss for the period of $198,332, of which $169,717 was related to general and administrative expenses. The Company had a loss of $267,622 for the same period in 1997.

During the quarter, the Company expended $51,141 on its resource property exploration, development and acquisition program as compared to $108,022 in the comparable 1997 period. The Company had lease payments and acquisition costs of $12,000 in the quarter, compared to $6,351 in 1997. The Company had no expenditures on drilling, process plant and equipment, environmental and roadwork expenses. The Company experienced the majority of these cost savings on it resource expenditures by virtue of having entered into joint venture agreements with Cyprus Gold Exploration Corporation on the Company's most promising properties.

2.   Liquidity and Capital Resources

The Company is dependent on the proceeds of debt and equity financing, including but not limited to public offerings, private placements and the exercise of stock options and warrants as well as from the optioning or sale of its properties and the sale of other assets to fund its general and administrative expenditures and its mineral exploration and development costs. Without such proceeds, the Company may not continue as a going concern. See note 1 to the Company's December 31, 1997 Financial

Statements for additional information. The Company will need further funds to continue its operations and there is no reasonable assurance that such funding will be available.

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

The Company requires approximately $250,000 for general and administrative expenses for the remainder of the fiscal year, and $253,995 for payments on its current notes payable of which $250,000 is a demand note, currently subject to litigation as discussed herein under the title Legal Proceedings - Gumprecht - Promissory Note. The Company anticipates repayment of these notes from the proceeds of the Private Placement, the proceeds of convertible debt issues, and the conversion of the promissory notes and the exercise of stock options.

During the second quarter ended June 30, 1998, the Company has received cash in the amount of $150,000 from the issue of a convertible promissory note to related parties. These funds were used for working capital purposes and funding of exploration, development and claim maintenance of the Company's properties. See note 12 to the Company's December 31, 1997 Financial Statements and Item 2 - Changes in Securities - for further details.

As at June 30, 1998, the Company has a working capital deficiency of $525,397 versus a working capital deficiency of $1,366,646 for the same period in 1997. Accounts payable to related parties accounts for approximately 20% of the deficiency, while trade accounts payable and the current portion of notes payable accounts for the other approximate 80%. The Company anticipates improvement of this deficiency from the proceeds of the convertible promissory notes issued in 1998. The Company is in the process of restructuring certain of its obligations with certain creditors during the quarter in order to assist in the correction of this deficiency. The VSE accepted the Company's shares for debt exchange agreements with those creditors, which resulted in the removal of C$414,063.17 in debt in exchange for approximately 567,209 shares on April 21, 1998. This matter is more particularly discussed in Item 2 - Changes in Securities.

Positive cash flow from the financing activities of the Company of $357,632 and $178,646 were recorded at June 30, 1998 and 1997, respectively. The long-term debt increased to $370,857 in 1998 from $16,209 in 1997 and $20,078 in 1996 and current liabilities decreased to $584,529 in 1998 from $1,396,856 in 1997 and $1,480,766 in 1996. Of the June 30, 1998 current liabilities, $227,583 represents the amounts payable to other parties and $102,951 represent amounts payable to various related parties.

Negative Cash flows from operating activities of ($347,602), ($219,862) and (161,838) were recorded as at June 30, 1998, 1997, and 1996, respectively. The Company will continue recording negative cash flow from operating activities unless significant revenue is generated from ore production. The continued negative cash flow will have a material negative impact on liquidity.

Investing activities consist of funds being expended on resource properties. The net cash expended on investing activities decreased to $88,454 in 1998 from $200,800 in 1997 as compared to $216,543 in 1996. The 1997 and 1996 additions to resource properties were primarily from cash.

                                     PART II
                                OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

Civil Suit by Joe Swisher and IMD

The following discussion was disclosed in the Company's Form 10-QSB for the quarter ended March 31, 1998 and the Company's Form 10-KSB for the year ended December 31, 1997 as the legal proceedings recounted below were known at the time of filing of those documents. These legal proceedings were resolved in the second quarter of 1998, and hence their disclosure herein, despite their prior disclosure.

On October 18, 1996 Mr. Swisher and Idaho Mining and Development Company, Inc. ("IMD") filed suit against the Company for $3,473,857 or alternatively $344,257 and 1,304,000 common shares of the Company plus interest, attorney fees and any further relief available.

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

On April 29, 1998, the parties entered into a Global Settlement Agreement which causes all claims and counter-claims between the parties to be resolved. A copy of this agreement is filed as an exhibit to the Company's 1997 Form 10-KSB. In full and final settlement of all existing and potential claims between and amongst the parties, the Company will pay $50,000 to IMD within 2 business days of the settlement and will deposit in trust a further $50,000. Both of these payments have been made. The balance in trust will be released to IMD upon delivery by IMD to the Company of certain quitclaim deeds to the Claim Block properties. The Company has recorded a gain on the settlement of the lawsuit of $223,946.

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


Civil Suit by Gumprecht - Promissory Note

As reported in the Company's Form 10-QSB for the quarter ended March 31, 1998, the Company elected to allow a default to be entered in the District Court of the Second Judicial District of the State of Idaho, in and for the County of Idaho on January 30, 1998. On May 18, 1998 the Court ordered the Company to pay the amount of $332,216.71 which included interest through May 17, 1998. The Company is currently negotiating payment terms of the judgment with the Plaintiffs.

ITEM 2.  CHANGES IN SECURITIES

Shares for Debt Exchange

On April 21, 1998 the Company settled outstanding indebtedness in the aggregate amount of C$414,063 owing to certain creditors by issuing a total of 567,209 common shares in the capital stock of the Company at a deemed price of C$0.73 per share pursuant to the terms and conditions of the respective Debt Settlement Agreements dated June 30, 1997. The Company received VSE acceptance of this transaction on March 18, 1998. The shares were issued on April 21, 1998 and accordingly, the debts were extinguished upon the issuance of the shares. The particulars of the creditors are as follows:


Name of Creditor                  Amount of Indebtedness (C$)      No. of Shares
----------------                  ---------------------------      -------------

Tomasovich Family Trust(1)              $56,310.37                     77,137

Wilfried Struck(2)                      $28,155.59                     38,569

Stephens, Berg & Lasater                $73,000.00                    100,000

Delbert Steiner(3)                      $180,880.22                   247,781

Robert A. Young & Associates(4)         $28,700.00                     39,315

Staley, Okada, Chandler, & Scott(5)     $47,016.99                     64,407

TOTAL                                   $414,063.17                   567,209

(the "Creditors")

Notes:

(1) Theodore Tomasovich, a director of the Company, is the Trustee of the Tomasovich Family Trust and has voting control over the Trust.
(2) Wilfried Struck is Vice-President, Chief Operating Officer, Mining and Exploration of the Company.
(3) Delbert Steiner is a director, Chairman, President and Chief Executive Officer of the Company.
(4) Robert A. Young is a director of the Company and the sole proprietor of Robert A. Young & Associates.
(5) Kenneth Scott, the Chief Financial Officer of the Company, is a partner of Staley, Okada, Chandler & Scott.

During 1997, the Company and the Creditors had reached agreement to settle debts in the amount of C$414,063.17 by the issuance of 567,209 common shares. The debt settlement was subject to approval by the VSE. The debt settlement has been recorded in the Company's December 31, 1997 Financial Statements; VSE acceptance was received on March 18, 1998 and the shares were issued on April 21, 1998. In addition to the debt settlement, the Company negotiated a reduction of previously invoiced and accrued legal fees of $179,138 from the Company's former U.S. securities counsel. The reduction has been recorded as an extraordinary item in the consolidated statement of operations for the year ended December 31, 1997. See also note 8 to the Company's December 31, 1997 Financial Statements. Certain of the debts settled were owed to parties related to the Company. See
Item 12 - Related Transactions - of the Company's 1997 Form 10-KSB for further information.

Convertible Promissory Notes

On April 9, 1998 the Company entered into convertible loan agreements #1 and #2 with the Tomasovich Family Trust (the "Trust"), pursuant to which the Company issued convertible promissory notes in the amounts of $100,000 and $110,000 dated January 23, 1998 and March 31, 1998 respectively. The Company received VSE acceptance of the two convertible loan agreements on June 22, 1998, following approval by the shareholders of the Company at the annual general meeting held on June 16, 1998, of the possible change of control of the Company to Theodore Tomasovich and the Trust. The repayment terms and conversion features are more particularly detailed in
Item 2 - Changes in Securities - in the Company's March 31, 1998 Form 10-QSB.

On May 15, 1998 the Company entered into convertible loan agreement #3 with the Trust pursuant to which the Company issued a convertible promissory note in the amount US$150,000 dated May 15, 1998. The Company received VSE approval of this transaction on June 22, 1998 following approval by the shareholders of the Company at the annual general meeting held on June 16, 1998, of the possible change of control of the Company to Theodore Tomasovich and the Trust. The repayment terms and conversion features are more particularly detailed below. The lender with respect to the convertible promissory notes is the Trust, which owned 1,498,111 shares, or 15.88% of the Company on a non-diluted basis, as of June 30, 1998. The Trust is a private family trust, of which Mr.
Theodore Tomasovich, a Director of the Company, is a trustee.

The US$150,000 convertible promissory note issued under convertible loan agreement #3 is repayable on or before May 15, 2000 bearing interest at 9% per annum. After June 17, 1998, the lender may require the Company to convert all or any portion of the principal amount of the loan advanced and then outstanding into units at a conversion price of one unit for each C$0.23 of indebtedness until and including May 15, 1999 and at a conversion price of one unit for each C$0.28 of indebtedness during the period from May 16, 1999 until May 15, 2000 for a maximum of 932,608 common shares if the principal amount is converted in its entirety in the first year and a maximum of 766,071 units if the principal amount is converted in its entirety between May 16, 1999 and May 15, 2000. Each unit consists of one common share and one non-transferable warrant with each warrant being exercisable at a price of C$0.23 per share until May 15, 1999 and C$0.27 per share from May 16, 1999 to May 15, 2000.

The policies of the VSE require shareholder approval to any possible change of control of a company resulting from certain transactions including the issuance of convertible securities. If the Trust converts the principal amount outstanding under the promissory notes into shares and warrants pursuant to the convertible loan agreements, it could result in Theodore Tomasovich and the Trust exercising control or direction over more than 20% of the voting rights attached to the common shares of the Company, which under the British Columbia Securities Act is deemed, in the absence of evidence to the contrary, to affect materially the control of the Company. The Company requested and received approval of its security holders to the possible change of control at the annual and extraordinary general meeting held on June 17, 1998.


Item 3.  Defaults upon Senior Securities

Not applicable.


Item 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended June 30, 1998, the following matters were submitted to a vote of, and approved by, the security holders at the Company's annual and extraordinary meeting, held on June 17, 1998:

(a)  to determine the number of directors at four;

(b) to elect Delbert W. Steiner, Theodore Tomasovich, Robert A. Young, and Jag Vyas as Directors for the ensuing year;

(c) to appoint Coopers & Lybrand as auditors for the ensuing year and to authorize the directors of the Company to fix the remuneration of the auditors;

(d)  to approve:

     (i) the granting of stock options and the amendment of outstanding stock options granted to certain insiders since the last annual general meeting; and

     (ii) the granting, generally, by the board of directors of new stock options and the amendment of existing stock options granted to insiders; and

(e) to approve the possible change of control of the Company to the Tomasovich Family Trust and Theodore Tomasovich, which may result in the event of the conversion of outstanding convertible loans made by the Trust to the Company aggregating $360,000.


ITEM 5.  OTHER INFORMATION

None.

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