Form 10-Q
period 1998-09-30
IDAHO CONSOLIDATED METALS CORP
filed 1999-03-10
CIK 886183

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

                       For the Quarterly Period ended September 30, 1998

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



Check  whether  the issuer  has (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,434,650 as of September 30, 1998.

Transitional Small Business Disclosure Format (check one):  Yes  |_|  No |X|

                         IDAHO CONSOLIDATED METALS CORP.

                                   Form 10-QSB
                 For the Fiscal Quarter ended September 30, 1998


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

PART II

OTHER INFORMATION

   ITEM 1.  LEGAL PROCEEDINGS....................................................................................13
   ITEM 2.  CHANGES IN SECURITIES................................................................................13
   ITEM 3.  DEFAULTS UPON SENIOR SECURITIES......................................................................14
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................................................14
   ITEM 5.  OTHER INFORMATION....................................................................................15
   ITEM 6.  EXHIBITS AND REPORTS FILED ON FORM 8-K...............................................................15

SIGNATURES.......................................................................................................16


                                     PART I

                              FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS OF THE COMPANY

The following unaudited financial statements for the period ending 30 September, 1998 are included in response to Item 1 and have been compiled by Staley, Okada, Chandler & Scott, Chartered Accountants.

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



NOTICE TO READER


--------------------------------------------------------------------------------

We have compiled the interim consolidated balance sheet of Idaho Consolidated Metals Corp. as at 30 September 1998 and the interim consolidated statements of changes in shareholders' equity, operations and cash flows for the three months and nine months then ended from information provided by management. We have not audited, reviewed or otherwise attempted to verify the accuracy or completeness of such information. Readers are cautioned that these statements may not be appropriate for their purposes.

                                       signed "Staley, Okada, Chandler & Scott"

Burnaby, B.C.                          STALEY, OKADA, CHANDLER & SCOTT
1 December 1998                        CHARTERED ACCOUNTANTS


--------------------------------------------------------------------------------

                                     [Logo]
       Members of Institute of Chartered Accountants of British Columbia

Idaho Consolidated Metals Corp.                                      Statement 1
(An Exploration Stage Company)
Interim Consolidated Balance Sheet
As at 30 September
U.S. Funds
Unaudited - See Notice to Reader




ASSETS                                                                               1998                  1997
---------------------------------------------------------------------- -- ------------------ -- ------------------
Current
   Cash                                                                     $       1,445         $     125,455
   Accounts receivable                                                              3,005                 7,452
   Cash in trust                                                                   50,000                     -
                                                                          ------------------ -- ------------------
                                                                                   54,450               132,907
Restricted Investments                                                             90,000                90,000
Property Rights, Plant and Equipment                                            3,153,233             4,238,902
                                                                          ------------------ -- ------------------
                                                                            $   3,297,683         $   4,461,809
---------------------------------------------------------------------- -- ------------------ -- ------------------



LIABILITIES
---------------------------------------------------------------------- -- ------------------ -- ------------------

Current
   Accounts payable      - Related parties                                  $      84,362         $     244,175
                         - Other                                                  221,642               400,317
   Current portion of notes payable                                               255,139               623,970
                                                                          ------------------ -- ------------------
                                                                                  561,143             1,268,462
                                                                          ------------------ -- ------------------
Notes Payable                                                                     560,773                14,140
                                                                          ------------------ -- ------------------
Share Subscriptions Payable                                                             -               574,837
                                                                          ------------------ -- ------------------


SHAREHOLDERS' EQUITY
---------------------------------------------------------------------- -- ------------------ -- ------------------

Share Capital - Statement 2                                                     8,710,329             7,651,427
Deficit - Accumulated during the exploration stage - Statement 2               (6,481,977)           (4,994,472)
Foreign Currency Translation Adjustment - Statement 2                             (52,585)              (52,585)
                                                                          ------------------ -- ------------------
                                                                                2,175,767             2,604,370
                                                                          ------------------ -- ------------------
                                                                            $   3,297,683         $   4,461,809
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


                                                                          Deficit
                                                                      Accumulated           Foreign
                                                                       During the          Currency
                                          Common Shares               Exploration       Translation
                                        Shares           Amount             Stage        Adjustment            Total
-----------------------------------------------------------------------------------------------------------------------
Balance - 31 December 1996            6,854,208      $  7,466,177     $ (4,291,402)     $    (52,585)    $  3,122,190
   Shares issued for resource
     properties                         250,000           182,250                -                 -          182,250
   Loss for the period                        -                 -         (703,070)                -         (703,070)
                                 --------------------------------------------------------------------------------------
Balance - 30 June 1997                7,104,208      $  7,651,427     $ (4,994,472)     $    (52,585)    $  2,604,370
-----------------------------------------------------------------------------------------------------------------------


Balance - 31 December 1997         $  9,434,650      $  8,710,329     $ (6,015,621)     $    (52,585)    $  2,642,123
   Loss for the period                        -                 -     $   (466,356)                -     $   (466,356)
                                 --------------------------------------------------------------------------------------
Balance - 30 June 1998             $  9,434,650      $  8,710,329     $ (6,481,977)     $    (52,585)    $  2,175,767
-----------------------------------------------------------------------------------------------------------------------



                                                                     Statement 3
Interim Consolidated Statement of Operations
U.S. Funds
Unaudited - See Notice to Reader



                                                             1998                                   1997
                                             -------------------------------------  -------------------------------------
                                                Three Months        Nine Months        Three Months        Nine Months
                                                       Ended              Ended               Ended              Ended
                                                30 September       30 September        30 September       30 September
-------------------------------------------------------------------------------------------------------------------------
Operating Expenses
   General and administrative
     - Schedule 1                              $    115,179        $    420,492       $    260,611       $    677,228
                                             ----------------------------------------------------------------------------

Other Income (Expenses)
   Interest income                                   (1,208)             (3,521)                 -                  -
   Interest expense                                   9,946              49,385             14,946             25,842
                                             ----------------------------------------------------------------------------
                                                      8,738              45,864             14,946             25,842
                                             ----------------------------------------------------------------------------

Loss for the Period                            $    123,917        $    466,356       $    221,557       $    703,070
-------------------------------------------------------------------------------------------------------------------------

Loss per Common Share                          $      0.01         $      0.05        $      0.03        $      0.10
-------------------------------------------------------------------------------------------------------------------------

Weighted Average Number of Common Shares
   Outstanding                                 $  9,434,650        $  9,434,650       $  6,990,078       $  6,984,687
-------------------------------------------------------------------------------------------------------------------------

                           - See Accompanying Notes -

Idaho Consolidated Metals Corp.                                      Statement 4
Interim Consolidated Statement of Cash Flows
U.S. Funds
Unaudited - See Notice to Reader


                                                                1998                                 1997
                                                    ----------------------------        -----------------------------
                                                   Three Months      Nine Months       Three Months       Nine Months
                                                          Ended            Ended              Ended             Ended
Cash Resources Provided By (Used In)               30 September     30 September       30 September      30 September
-------------------------------------------------------------------------------------------------------------------------
Operating Activities
   Loss for the period                                 (123,917)     $   (466,356)      $   (221,557)     $   (703,070)
   Item not affected by cash
     Amortization                                         2,276             6,828              3,145             9,433
                                                 ------------------------------------------------------------------------
   Changes in current assets and
     liabilities
   Accounts receivable                                    5,666               983             (2,368)           (4,702)
   Accounts payable  - Related parties                  (18,589)          (96,630)            18,920            71,819
                     - Other                             (5,941)           67,068           (207,266)           (2,468)
                                                 ------------------------------------------------------------------------
   Net cash used in operating activities               (140,505)         (488,107)          (409,126)         (628,988)

Investing Activities
   Property rights, plant and equipment                 (49,571)         (138,025)            43,730          (152,070)
   Restricted investments                                     -                 -                  -            (5,000)
                                                 ------------------------------------------------------------------------
   Net cash used in investing activities                (49,571)         (138,025)            43,730          (157,070)
                                                 ------------------------------------------------------------------------

Financing Activities
   Bank loan                                                  -                 -            (17,175)          (22,173)
   Notes payable                                        191,060           548,692             75,058            91,707
   Share subscriptions payable                                -                 -            407,842           574,837
                                                 ------------------------------------------------------------------------
   Net cash provided by financing
     activities                                         191,060           548,692            465,725           644,371
                                                 ------------------------------------------------------------------------

Net Increase (Decrease) in Cash                             984           (77,440)           100,329          (141,687)
   Cash position - Beginning of period                      461            78,885             25,126           267,142
                                                 ------------------------------------------------------------------------

Cash Position - End of Period                      $      1,445      $      1,445       $    125,455      $    125,455
-------------------------------------------------------------------------------------------------------------------------








                           - See Accompanying Notes -

Idaho Consolidated Metals Corp.
Interim Consolidated Schedule of General and Administrative           Schedule 1
   Expenses
U.S. Funds
Unaudited - See Notice to Reader


                                                               1998                               1997
                                                 ---------------------------------  ---------------------------------
                                                  Three Months      Nine Months      Three Months      Nine Months
                                                         Ended            Ended             Ended            Ended
                                                  30 September     30 September      30 September     30 September
---------------------------------------------------------------------------------------------------------------------

Management fees and wages                          $     42,113     $    157,658      $     92,709      $    204,874
Professional fees                                        36,858          134,159             2,339           194,234
Travel                                                      423           36,077             9,076            53,039
Shareholder information                                   2,452           20,957            42,230           105,488
Office and general                                       14,656           30,147            21,421            50,325
Office rent                                               8,423           20,002             7,233            16,413
Amortization                                              2,276            6,828             3,145             9,433
Transfer agent and filing fees                            4,562            9,048             7,041            13,032
Entertainment and promotion                               3,416            5,616             1,504             5,432
Finance fees                                                  -                -            19,913            24,958
                                                 --------------------------------------------------------------------

Expenses for the Period                            $    115,179     $    420,492      $    206,611      $    677,228
---------------------------------------------------------------------------------------------------------------------


Interim Consolidated Schedule of Property Rights,                     Schedule 2
   Plant and Equipment
U.S. Funds
Unaudited - See Notice to Reader


                                                               1998                               1997
                                                 ---------------------------------- ----------------------------------
                                                  Three Months       Nine Months     Three Months       Nine Months
                                                         Ended             Ended            Ended             Ended
                                                  30 September      30 September     30 September      30 September
----------------------------------------------------------------------------------------------------------------------

Direct - Mineral
   Idaho County, Idaho, U.S.A.
     Geological                                    $      7,837      $     47,842     $     20,403      $     82,215
     Lease payments and acquisition                      13,200            37,800           65,454           235,715
     Camp and general                                        93             7,538            3,481            44,390
     Assaying, staking and claim rental                  22,141            27,597           (2,680)           (2,272)
     Survey                                                 601             5,377           (6,360)            3,464
     Transportation                                       1,257             4,958           10,106            10,106
     Process plant and equipment                              -                 -            6,923            20,545
     Environmental                                        3,452             3,452                -             2,964
     Taxes and licenses                                     990               990            5,193             5,193
     Option payments received                                 -                 -          (65,000)          (65,000)
                                                 ---------------------------------------------------------------------
                                                         49,571           135,554           37,520           337,320
Equipment                                                     -             2,471                -                 -
                                                 ---------------------------------------------------------------------

Costs for the Period                               $     49,571      $    138,025     $     37,520      $    337,320
----------------------------------------------------------------------------------------------------------------------

                           - See Accompanying Notes -

Idaho Consolidated Metals Corp.
Notes to Interim Consolidated Financial Statements
30 September 1998
U.S. Funds
Unaudited - See Notice to Reader




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

1.   Results of Operations

Third Quarter Fiscal 1998 Compared with Third Quarter 1997

The Company is in the exploration stage and has yet to generate revenue from production. The Company continues to explore its mineral properties in an effort to establish proven ore reserves, and now has the additional resources of a joint venture partner to assist in this regard.

In the third quarter, general and administrative expenses decreased from $206,611 to $115,179 compared to the third quarter of 1997, representing a 44.2% savings. Significant decreases were experienced in both travel and shareholder information expenses (94.3% decrease), as well as a 32% reduction in office and general expenses. Management fees and wages also decreased by 54.6% over the same period in 1997, as a result of the reduction of administrative staff and the related decrease in expenses, due to the price of gold and the marketplace. On a quarter over quarter basis the Company saved over $97,640.

Under U.S. generally accepted accounting principles, the Company must record executive remuneration on the release of performance shares from escrow. The Company issued 750,000 shares at the time of its initial public offering to the original principal founders of the Company at a price of C$0.01 per share, subject to the terms of an escrow agreement. The number of shares released from escrow is calculated on an annual basis as the Company expends qualifying amounts on its exploration and development programs, and the Company must seek regulatory approval for each release. During the third quarter of 1998, the Company did not apply for regulatory approval for a release of any escrow shares, and accordingly there was no executive remuneration expense and no corresponding change to the Company's share capital. The executive remuneration is a deemed amount and is based upon the fair market value of the Company's common shares during 1998.

The Company had very little income during the quarter. The Company experienced a net loss for the period of $123,917, of which $115,179 was related to general and administrative expenses. The Company had a loss of $221,557 for the same period in 1997.

During the quarter, the Company expended $49,571 on its resource property exploration, development and acquisition program as compared to $37,520 in the comparable 1997 period. The Company had lease payments and acquisition costs of $13,200 in the quarter, compared to $65,454 in 1997 and geological expenses of $7,837 in the quarter compared to $20,403 in 1997. The Company had no expenditures on process plant and equipment, and limited expenditures on environmental and experienced an 88% reduction in transportation expenses. The Company has experienced cost savings on it resource expenditures by virtue of having entered into joint venture agreements with Kinross Gold Corporation on the Company's most promising properties.

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

The Company requires approximately $125,000 for general and administrative expenses for the remainder of the fiscal year, and $255,139^ for payments on its current notes payable, of which $250,000 is a demand note, currently subject to litigation as discussed herein under the title Legal Proceedings - Gumprecht - Promissory Note. The Company anticipates repayment of these notes from the proceeds of the Private Placement, the proceeds of convertible debt issues, the conversion of the promissory notes and the exercise of stock options.

During the third quarter ended September 30, 1998, the Company received cash in the amount of $183,660 from the issue of convertible promissory notes which notes are to be issued in the aggregate principal amount of $250,000 to related parties. The balance of $66,340 was received by the Company in the fourth quarter. These funds were designated for the Company's corporate and administrative expenses. In addition, on October 1, 1998, the Company agreed to borrow an additional $300,000 by way of the issue of a convertible promissory note to a related party and the Company received cash in the amount of $300,000 on November 17, 1998. On November 24, 1998, the principal amount of the convertible note was increased to $322,000 as a result of the Company receiving an additional cash payment of $22,000 from the related party. These funds have been applied towards settling the civil suit against the Company by Gumprecht. See Item 1. "Legal Proceedings - Civil Suit by Gumprecht - Promissory Note" below. See Item 2. "Changes in Securities" below for further details regarding the convertible promissory notes.

As at September 30, 1998, the Company has a working capital deficiency of $506,693 versus a working capital deficiency of $1,135,555 for the same period in 1997. Accounts payable to related^ parties accounts for approximately 17% of the deficiency, while trade accounts payable and the current portion of notes payable accounts for the other approximate 83%. The Company anticipates improvement of this deficiency from the proceeds of the convertible promissory notes issued in 1998.

Positive cash flow from the financing activities of the Company of $191,060^ and $465,725 were recorded at September 30, 1998 and 1997, respectively. The current liabilities decreased to $561,143^ in 1998 from $1,268,462 in 1997 and $1,172,310 in 1996. Of the September 30, 1998 current liabilities, $221,642 represents the amounts payable to non-related parties and $84,362 represents amounts payable to various related parties.

Negative Cash flows from operating activities of ($140,505^), ($409,126) and ($608,980) were recorded as at September 30, 1998, 1997, and 1996, respectively. The Company will continue recording negative cash flow from operating activities unless significant revenue is generated from ore production. The continued negative cash flow will have a material negative impact on liquidity.

Investing activities consist of funds being expended on resource properties. The net cash expended on investing activities was $49,571 in 1998 compared to $43,730 received in 1997 as compared to $346,124 in 1996. The 1997 and 1996 additions to resource properties were primarily from cash.

                                     PART II

                                OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

Civil Suit by Gumprecht - Promissory Note

As reported in the Company's Form 10-QSB for the quarter ended March 31, 1998, the Company elected to allow a default to be entered in the District Court of the Third Judicial District of the State of Idaho, in and for the County of Idaho on January 30, 1998. On May 18, 1998 the Court ordered the Company to pay the amount of $332,216.71 which included interest through May 17, 1998. The Company is currently negotiating payment terms of the judgment with the Plaintiffs. and believes that issue will be resolved in the fourth quarter of 1998.

Civil Suit by Gumprecht - Derivative Action

During the quarter ended September 30, 1998 the Company has been added as a party to the lawsuit. The Company is of the view that the allegations are generally without merit and will vigorously defend against this suit.


ITEM 2.  CHANGES IN SECURITIES

Convertible Promissory Notes

Convertible Loan #4

On September 10, 1998 the Company entered into convertible loan agreement #4 with the Tomasovich Family Trust (the "Trust") pursuant to which the Company issued convertible promissory notes in the aggregate amount of $250,000 ($183,660 - September 10, 1998; $7,400 - October 14, 1998 and $58,940 - November
17, 1998). The Company received VSE acceptance of this transaction as to $191,060 on November 3, 1998 and as to $58,940 on November 17, 1998. The repayment terms and conversion features are more particularly detailed below. The lender with respect to the convertible promissory notes is the Trust, which owned 1,498,611 shares, or 15.88% of the Company on a non-diluted basis, as of September 30, 1998. The Trust is a private family trust, of which Mr. Theodore Tomasovich, a Director of the Company, is a trustee.

The aggregate $250,000 convertible promissory notes are repayable on or before September 10, 2000 bearing interest at 9% per annum. The lender may require the Company to convert all or any portion of the principal amount of the loan advanced and then outstanding into units at a conversion price of one unit for each C$0.17 of indebtedness until and including September 10, 1999 and at a conversion price of one unit for each C$0.22 of indebtedness during the period from September 11, 1999 until September 10, 2000 for a maximum of 2,227,941 units if the principal amount is converted in its entirety in the first year and a maximum of 1,721,590 units if the principal amount is converted in its entirety between September 11,

1999 and September 10, 2000. Each unit consists of one common share and one non-transferable common share purchase warrant with each warrant being exercisable at a price of C$0.17 per share until September 10, 1999 and C$0.27 per share from September 11, 1999 to September 10, 2000.

Convertible Loan #5

On October 1, 1998 the Company entered into convertible loan agreement #5 with the Trust pursuant to which the Company issued a convertible promissory note in the amount of $300,000 dated November 17, 1998. The Company received VSE acceptance of this transaction on November 20, 1998. Effective November 24,
1998, the Company and the Trust amended convertible loan agreement #5 by increasing the principal amount of the convertible promissory note from $300,000 to $322,000 and the Company issued a convertible promissory note in the amount of $22,000 dated November 17, 1998. The Company received VSE acceptance of the increase in the convertible loan agreement #5 on November 20, 1998. The repayment terms and conversion features are more particularly detailed below.

The aggregate $322,000 convertible promissory notes is repayable on or before October 1, 2000 bearing interest at 9% per annum. ^The lender may require the Company to convert all or any portion of the principal amount of the loan advanced and then outstanding into units at a conversion price of one unit for each C$0.20 of indebtedness until and including October 1, 1999 and at a conversion price of one unit for each C$0.25 of indebtedness during the period from October 2, 1999 until October 1, 2000 for a maximum of 2,439,150 units if the principal amount is converted in its entirety in the first year and a maximum of 1,951,320 units if the principal amount is converted in its entirety between October 2, 1999 and October 1, 2000. Each unit consists of one common share and one non-transferable warrant with each warrant being exercisable at a price of C$0.20 per share until October 1, 1999 and C$0.25 per share from October 2, 1999 to October 1, 2000.

The policies of the VSE require shareholder approval to any possible change of control of a company resulting from certain transactions including the issuance of convertible securities. If the Trust converts all or a portion of the principal amount outstanding under the convertible promissory notes aggregating $910,000 issued to it by the Company into shares and warrants pursuant to the five convertible loan agreements with the Company, it could result in Theodore Tomasovich and the Trust exercising control or direction over more than 20% of the voting rights attached to the common shares of the Company, which under the British Columbia Securities Act is deemed, in the absence of evidence to the contrary, to affect materially the control of the Company. The Company requested and received approval of its securities holders to the possible change of control of the Company to Theodore Tomasovich and the Trust at the annual and extraordinary general meeting held on June 17, 1998.


Item 3.  Defaults upon Senior Securities

Not applicable.


Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended September 30, 1998.

ITEM 5.  OTHER INFORMATION

None.


ITEM 6.  EXHIBITS AND REPORTS FILED ON FORM 8-K

(a)  None.

(b)  None.

                                   Signatures


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of December, 1998.


                                   IDAHO CONSOLIDATED METALS CORPORATION


                                   By: /s/ Delbert W. Steiner
                                       -----------------------------------------
                                       Delbert W. Steiner
                                       President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 31st day of December, 1998.

     Signature                             Title                 Date

/s/ Delbert W. Steiner
---------------------------     Director, President and        December 31, 1998
Delbert W. Steiner              Chief Executive Officer


/s/ Kenneth A. Scott
---------------------------     Chief Financial Officer        December 31, 1998
Kenneth A. Scott