Form 10KSB
period 1998-12-31
IDAHO CONSOLIDATED METALS CORP
filed 1999-03-31
CIK 886183

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 12B-25

                          NOTIFICATION OF LATE FILING

                        Commission File Numbers:000-20072


(Check One):[X]Form 10-KSB [ ]Form 20-F [ ]Form 11-K [ ]Form 10-Q [ ] Form N-SAR

                        For Period Ended: December 31, 1998

                       [ ] Transition Report on From 10-K
                       [ ] Transition Report on From 20-F
                       [ ] Transition Report on From 11-K
                       [ ] Transition Report on From 10-Q
                       [ ] Transition Report on From N-SAR

               For the Transition Period Ended: ------------------

--------------------------------------------------------------------------------
  Read Instruction (on back page) Before Preparing Form. Please Print or Type.

--------------------------------------------------------------------------------
      NOTHING IN THIS FORM SHALL BE CONSTRUED TO IMPLY THAT THE COMMISSION
                 HAS VERIFIED ANY INFORMATION CONTAINED HEREIN.

--------------------------------------------------------------------------------
If the notification relates to a portion of the filing checked above, identify the Item(s) to which the notification relates:


--------------------------------------------------------------------------------
                        PART I -- REGISTRANT INFORMATION


                      IDAHO CONSOLIDATED METALS CORPORATION
--------------------------------------------------------------------------------
                            Full Name of Registrant

                                      N/A
--------------------------------------------------------------------------------
                           Former Name if Applicable


                           504 Main Street, Suite 470
                              Post Office Box 1124
--------------------------------------------------------------------------------
           Address of Principal Executive Office (Street and Number)


                           Lewiston, Idaho 83501
--------------------------------------------------------------------------------
                            City, State and Zip Code

                      PART II -- RULES 12b-25 (b) and (c)

If the subject report could not be filed without unreasonable effort or expense and the registrant seeks relief pursuant to Rule 12b-25(b), the following should be completed. (Check box if appropriate)

   [X]    (a)  The reasons  described in  reasonable  detail in Part III of this form could not be eliminated without unreasonable effort or expense;

   [ ]    (b)  The subject annual report,  semi-annual report, transition report on From 10-K, 20-F, 11-K, or Form N-SAR, or portion thereof, will be filed on or before the  fifteenth  calendar day  following the
               prescribed  due  date;  or  the  subject   quarterly   report  or
               transition report on Form 10-Q, or portion thereof will be filed on or before the fifth calendar day following the prescribed due date; and

   [ ]    (c)  The  accountant's  statement  or other  exhibit  required by Rule
               12b-25(c) has been attached if applicable.


                             PART III -- NARRATIVE

State below in reasonable detail the reasons why the Form 10-K 20-F, 11-K, N-SAR, or the transition report or portion thereof, could not be filed within the prescribed time period. (ATTACH EXTRA SHEETS IF NEEDED)

     The Registrant has been unable to complete the preparation of its annual financial statements for submission to its independent auditors due to delays in gathering information required to complete the preparation of the financial statements.


                          PART IV -- OTHER INFORMATION

(1) Name and telephone number of persons to contact in regard to this notification.


      Kenneth Scott                   (604)                434-1384
------------------------------    --------------   --------------------------
          (Name)                   (Area Code)       (Telephone Number)



(2) Have all other periodic reports required under Section 13 or 15(d) of the Securities and Exchange Act of 1934 or Section 30 of the Investment Company Act of 1940 during the preceding 12 months or for such shorter period that the registrant was required to file such reports been filed? If answer is no, identify report(s).

     [  ] Yes            [ X ]   No

(3) Is it anticipated that any significant change in results or operations from the corresponding period for the last fiscal year will be reflected by the earnings statements to be included in the subject report or portion thereof?

     [  ] Yes            [ X ]   No

If so, attach an explanation of the anticipated change, both narratively and quantitatively, and, if separate, state the reasons why a reasonable estimate of the results cannot be made.

                      IDAHO CONSOLIDATED METALS CORPORATION
                   -------------------------------------------
                  (Name of Registrant as Specified in Charter)


has caused this notifciation to be signed on its behalf by the undersigned thereunto duly authorized.



Date: March 31, 1999                  By: /s/ KENNETH SCOTT
      ----------------                -----------------------------------------
                                          Kenneth Scott,
                                          Chief Financial Officer


INSTRUCTION: The form may be signed by an executive officer of the Registrant or by any other duly authorized representative. The name and title of the person signing the form shall be typed or printed beneath the signature. If the statement is signed on behalf of the registrant by an authorized representative (other than an executive officer), evidence of the representative's authority to sign on behalf of the registrant shall be filed with the form.


                                   ATTENTION

--------------------------------------------------------------------------------
        INTENTIONAL MISSTATEMENTS OR OMISSIONS OF FACT CONSTITUTE FEDERAL
                    CRIMINAL VIOLATIONS (SEE 18 U.S.C. 1001)
--------------------------------------------------------------------------------

GENERAL INSTRUCTIONS

1. This form is required by Rule 12b-25 (17 CFR 240/12b-25) of the General Rules and Regulations under the Securities Exchange Act of 1934.

2. One signed original and four conformed copies of this form and amendments thereto must have been completed and filed with the Securities and Exchange Commission, Washington D.C. 20549, in accordance with Rule 0-3 of the General Rules and Regulations under the Act. The information contained in or filed with the form will be made a matter of public record in the Commission files.

3. A manually signed copy of the form and amendments thereto shall be filed with each national securities exchange on which any class of securities of the registrant is registered.

4. Amendments to the notifications must also be filed on Form 12b-25 but need not restate information that has been correctly furnished. The form shall be clearly identified as an amended notification.