Form 10QSB/A
period 1998-03-31
IDAHO CONSOLIDATED METALS CORP
filed 1999-04-09
CIK 886183

--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                        --------------------------------
                                  FORM 10-QSB/A
                                 Amendment No. 1

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


PART II

OTHER INFORMATION

   ITEM 1.  LEGAL PROCEEDINGS....................................................................................13
   ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS............................................................14
   ITEM 3.  DEFAULTS UPON SENIOR SECURITIES......................................................................16
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................................................16
   ITEM 5.  OTHER INFORMATION....................................................................................16
   ITEM 6.  EXHIBITS AND REPORTS FILED ON FORM 8-K...............................................................16


SIGNATURES.......................................................................................................17


                                     PART I
                              FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS OF THE COMPANY

The following unaudited financial statements for the period ended 31 March, 1998 are included in response to Item 1 and have been compiled by Staley, Okada, Chandler & Scott, Chartered Accountants.

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

During the first quarter ended March 31, 1998, the Company has received cash in the amount of $210,000 advanced under two convertible loan agreements both dated April 9, 1998 with a related party. See note 12 to the Company's December 31, 1997 Financial Statements for additional information. Subsequent to March 31, 1998 the Company has received cash in the amount of $150,000 advanced under a convertible loan agreement dated May 15, 1998 with a related party. The three convertible loan agreements were subject to acceptance by the VSE. (See note 12 to the Company's December 31, 1997 Financial Statements and Item 2 - Changes in Securities - for further details.)

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

Positive cash flow from the financing activities of the Company of $208,999 and $3,478 were recorded at March 31, 1998 and 1997 respectively. The long-term debt increased to $221,976 at March 31, 1998 from $16,209 in 1997 and current liabilities decreased to $609,516 in 1998 from $1,230,813 in 1997. Of the March 31, 1998 current liabilities, $161,911 represents the amount due to non related party accounts payable accounts, $193,362 represents accounts payable amounts due to various related parties, and $254,243 represents the current portion of notes payable.

Negative cash flows from operating activities of ($122,487) and ($111,856) were recorded as at March 31, 1998 and 1997, respectively. The Company will continue recording negative cash flow from operating activities unless significant revenue is generated from ore production. The continued negative cash flow will have a material negative impact on liquidity.

Investing  activities  consist  of  funds  being  expended  on  acquisition  and
exploration  of  resource  properties.   The  net  cash  expended  on  investing
activities as of March 31 decreased to $37,313 in 1998 from $87,778 in 1997.

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

ITEM 2.  CHANGES IN SECURITIES and use of proceeds

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


Full Name and Residential Address of Purchaser         Number of Units Purchased
--------------------------------------------------------------------------------
Morton Borch                                                   83,333
Advokat
Nedre Vollgt. 4
P.B. 597 Sentrum
101106 Oslo
Norway
--------------------------------------------------------------------------------
Michael Bousefield and Rosemarie Bousefield,                   93,599
Rosebank the Street
Ridgehill, Near Winford
Bristol B518 8TB
England
--------------------------------------------------------------------------------
Cathy Bruce                                                    47,492
c/o Salem Management Company Ltd./ International Freedom
Design House, Leeward Highway
P.O. Box 150
Providenciales, Turks & Caicos Islands
British West Indies
--------------------------------------------------------------------------------
Cardinal Forestry Consulting Company Ltd. (1)                  25,889
Beneficial Owner: Bernd Struck
2485 Orchard Road
Sidney, B.C.
V8L 1S1
--------------------------------------------------------------------------------
Bernd Struck (2)                                               25,890
2485 Orchard Road
Sidney, B.C.
V8L 1S1
--------------------------------------------------------------------------------
Ceemac Holdings Inc.                                           14,167
Beneficial Owner:  Ron Merrit
603 - 2020 Highbury Street
Vancouver, B.C.
V6R 4N9
--------------------------------------------------------------------------------
Tomasovich Family Trust  (2)                                  927,062
600 Wilshire Blvd., Suite 1410
Los Angeles, CA
U.S.A.  90017
--------------------------------------------------------------------------------

Full Name and Residential Address of Purchaser         Number of Units Purchased
-------------------------------------------------------------------------------
Hideo Kita                                                    545,801
600 Wilshire Blvd., Suite 1410
Los Angeles, CA
U.S.A.  90017
--------------------------------------------------------------------------------
TOTAL                                                       1,763,233
--------------------------------------------------------------------------------
Note:
(1) Bernd Struck is the brother of Wilfried Struck, who is Vice President, Mining and Exploration, and Chief Operating Officer of the Company.
(2) Theodore Tomasovich, a director of the Company, is the Trustee of the Tomasovich Family Trust and has voting control over the Trust.

Shares for Debt Exchange

By Debt Settlement Agreements dated September 30, 1997 between the Company and certain creditors, the Company agreed to settle outstanding indebtedness totaling C$414,063.17 by issuing a total of 567,209 common shares at a price of C$0.73 per share as payment for the debts. The Company received VSE acceptance of this transaction on March 18, 1998. The shares were issued on April 21, 1998 and accordingly, the debts were extinguished upon the issuance of the shares.

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


ITEM 6.  EXHIBITS AND REPORTS FILED ON FORM 8-K

(a)      None.
(b)      None.

                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 8th day of April, 1998.

                                   IDAHO CONSOLIDATED METALS CORPORATION


                                   By: /s/ Delbert W. Steiner
                                       -----------------------------------------
                                       Delbert W. Steiner
                                       President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 8th day of April, 1998.

     Signature                             Title                 Date
     ---------                             -----                 ----


/s/ Delbert W. Steiner          Director, President and        April 8, 1998
---------------------------     Chief Executive Officer
Delbert W. Steiner


/s/ Kenneth A. Scott            Chief Financial Officer        April 8, 1998
---------------------------
Kenneth A. Scott