Form 10QSB/A
period 1998-06-30
IDAHO CONSOLIDATED METALS CORP
filed 1999-04-09
CIK 886183

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

PART II

OTHER INFORMATION

   ITEM 1.  LEGAL PROCEEDINGS....................................................................................12
   ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS............................................................13
   ITEM 3.  DEFAULTS UPON SENIOR SECURITIES......................................................................15
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................................................15
   ITEM 5.  OTHER INFORMATION....................................................................................16
    ITEM 6.  EXHIBITS AND REPORTS FILED ON FORM 8-K..............................................................15

SIGNATURES.......................................................................................................16


                                     PART I
                              FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS OF THE COMPANY

The following unaudited financial statements for the period ended 30 June, 1998 are included in response to Item 1 and have been compiled by Staley, Okada, Chandler & Scott, Chartered Accountants.

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

During the quarter, the Company expended $51,141 on its resource property exploration, development and acquisition program as compared to $67,864 in the comparable 1997 period. The Company had lease payments and acquisition costs of $12,000 in the quarter, compared to $6,351 in 1997. The Company had no expenditures on drilling, process plant and equipment, environmental and roadwork expenses. The Company experienced the majority of these cost savings on it resource expenditures by virtue of having entered into joint venture agreements on the Company's most promising properties with Cyprus Gold Exploration Corporation, which has now merged with Kinross Gold Corporation.

Six Months Ended June 1998 Compared with Six Months Ended 1997

The Company is in the exploration stage and has yet to generate revenue from production. The Company continues to explore its mineral properties in an effort to establish proven ore reserves, and now has the additional resources of a joint venture partner to assist in this regard.

In the first half, general and administrative expenses decreased from $470,617 to $305,313 compared to the first half of 1997, representing a 35% savings. Significant decreases were experienced in both travel and shareholder information expenses (46% decrease), as well as a 55% reduction in professional fees. Management fees and wages increased by 15% over the same period in 1997, due to the addition of an additional staff position. Compared to the first half of 1997, the Company saved over $165,000.

Under U.S. generally accepted accounting principles, the Company must record executive remuneration on the release of performance shares from escrow. The Company issued 750,000 shares at the time of its initial public offering to the original principal founders of the Company at a price of CDN$0.01 per share, subject to the terms of an escrow agreement. The number of shares released from escrow is calculated on an annual basis as the Company expends qualifying amounts on its exploration and development programs, and the Company must seek regulatory approval for each release. During the first half of 1998, the Company did not apply for regulatory approval for a release of any escrow shares, and accordingly there was no executive remuneration expense and no corresponding change to the Company's share capital. The executive remuneration is a deemed amount and is based upon the fair market value of the Company's common shares during 1998.

The Company had very little income during the six months. The Company experienced a net loss for the period of $342,439, of which $305,313 was related to general and administrative expenses. The Company had a loss of $481,513 for the same period in 1997.

During the half, the Company expended $85,983 on its resource property exploration, development and acquisition program as compared to $299,392 in the comparable 1997 period. The Company had lease payments and acquisition costs of $24,600 in the half, compared to $170,261 in 1997. The Company had no expenditures on drilling, process plant and equipment, environmental and roadwork expenses. The Company experienced the majority of these cost savings on it resource expenditures by virtue of having entered into joint venture agreements on the Company's most promising properties with Cyprus Gold Exploration Corporation, which has now merged with Kinross Gold Corporation.

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

Positive cash flow from the financing activities of the Company of $357,632 and $178,646 were recorded at June 30, 1998 and 1997, respectively. The long-term debt increased to $370,857 in 1998 from $16,209 in 1997 and current liabilities decreased to $584,529 in 1998 from $1,396,856 in 1997. Of the June 30, 1998 current liabilities, $227,583 represents the amounts payable to other parties and $102,951 represent amounts payable to various related parties.

Negative Cash flows from operating activities of ($347,602) and ($219,862) were recorded as at June 30, 1998 and 1997, respectively. The Company will continue recording negative cash flow from operating activities unless significant revenue is generated from ore production. The continued negative cash flow will have a material negative impact on liquidity.

Investing activities consist of funds being expended on resource properties. The net cash expended on investing activities decreased to $88,454 in 1998 from $200,800 in 1997. The 1998 and 1997 additions to resource properties were primarily from cash.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

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

Name of Creditor                                       Amount of Indebtedness (C$)             No. of Shares
------------------------------------------------- ------------------------------------ -----------------------------
Tomasovich Family Trust (1)                                   $56,310.37                          77,137
------------------------------------------------- ------------------------------------ -----------------------------
Wilfried Struck(2)                                            $28,155.59                          38,569
------------------------------------------------- ------------------------------------ -----------------------------
Stephens, Berg & Lasater                                      $73,000.00                         100,000
------------------------------------------------- ------------------------------------ -----------------------------
Delbert Steiner(3)                                           $180,880.22                         247,781
------------------------------------------------- ------------------------------------ -----------------------------
Robert A. Young & Associates(4)                               $28,700.00                          39,315
------------------------------------------------- ------------------------------------ -----------------------------
Staley, Okada, Chandler, & Scott(5)                           $47,016.99                          64,407
------------------------------------------------- ------------------------------------ -----------------------------
TOTAL                                                        $414,063.17                         567,209
------------------------------------------------- ------------------------------------ -----------------------------

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

Convertible Promissory Notes

On April 9, 1998 the Company entered into convertible loan agreements #1 and #2 with the Tomasovich Family Trust (the "Trust"), pursuant to which the Company issued convertible promissory notes in the amounts of $100,000 and $110,000 dated January 23, 1998 and March 31, 1998, respectively. The Company received VSE acceptance of the two convertible loan agreements on June 22, 1998, following approval by the shareholders of the Company at the annual general meeting held on June 16, 1998, of the possible change of control of the Company to Theodore Tomasovich and the Trust. The repayment terms and conversion features are more particularly detailed in Item 2 - Changes in Securities - in the Company's March 31, 1998 Form 10-QSB.

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