Form 10QSB/A
period 1998-09-30
IDAHO CONSOLIDATED METALS CORP
filed 1999-04-09
CIK 886183

--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                        --------------------------------
                                   FORM 10-QSB
                                 Amendment No. 1

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

PART II

OTHER INFORMATION

   ITEM 1.  LEGAL PROCEEDINGS....................................................................................13
   ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS............................................................13
   ITEM 3.  DEFAULTS UPON SENIOR SECURITIES......................................................................14
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................................................14
   ITEM 5.  OTHER INFORMATION....................................................................................14
    ITEM 6.  EXHIBITS AND REPORTS FILED ON FORM 8-K..............................................................15

SIGNATURES.......................................................................................................16


                                     PART I

                              FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS OF THE COMPANY

The following unaudited financial statements for the period ended 30 September, 1998 are included in response to Item 1 and have been compiled by Staley, Okada, Chandler & Scott, Chartered Accountants.

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

In the third quarter, general and administrative expenses decreased from $206,611 to $115,179 compared to the third quarter of 1997, representing a 44.2% savings. Significant decreases were experienced in both travel and shareholder information expenses (94.3% decrease), as well as a 32% reduction in office and general expenses. Management fees and wages also decreased by 54.6% over the same period in 1997, as a result of the reduction of administrative staff and the related decrease in expenses, due to the price of gold and the marketplace. On a quarter over quarter basis the Company saved over $97,000.

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

Nine Months Ended September 1998 Compared with Nine Months Ended September 1997

The Company is in the exploration stage and has yet to generate revenue from production. The Company continues to explore its mineral properties in an effort to establish proven ore reserves, and now has the additional resources of a joint venture partner to assist in this regard.

For the nine month period, general and administrative expenses decreased from $677,228 to $420,492 compared to the same period in 1997, representing a 37.9% savings. Significant decreases were experienced in both travel and shareholder information expenses (64% decrease), as well as a 40% reduction in office and general expenses. Management fees and wages also decreased by 23% over the same period in 1997, as a result of the reduction of administrative staff and the related decrease in expenses, due to the price of gold and the marketplace. For the nine month period, the Company saved $236,714 compared to 1997.

Under U.S. generally accepted accounting principles, the Company must record executive remuneration on the release of performance shares from escrow. The Company issued 750,000 shares at the time of its initial public offering to the original principal founders of the Company at a price of C$0.01 per share, subject to the terms of an escrow agreement. The number of shares released from escrow is calculated on an annual basis as the Company expends qualifying amounts on its exploration and development programs, and the Company must seek regulatory approval for each release. During the first nine months of 1998, the Company did not apply for regulatory approval for a release of any escrow shares, and accordingly there was no executive remuneration expense and no corresponding change to the Company's share capital. The executive remuneration is a deemed amount and is based upon the fair market value of the Company's common shares during 1998.

The Company had very little income for the nine month period. The Company experienced a net loss for the period of $466,356, of which $420,492 was related to general and administrative expenses. The Company had a loss of $703,070 for the same period in 1997.

During the nine month period, the Company expended $138,025 on its resource property exploration, development and acquisition program as compared to $337,320 in the comparable 1997 period. The Company had lease payments and acquisition costs of $37,800 for the nine months, compared to $235,715 in 1997 and geological expenses of $47,842 in the period compared to $82,215 in 1997. The Company had no expenditures on process plant and equipment, and limited expenditures on environmental and experienced an 51% reduction in transportation expenses. The Company has experienced cost savings on it resource expenditures by virtue of having entered into joint venture agreements with Kinross Gold Corporation on the Company's most promising properties.

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

The Company requires approximately $125,000 for general and administrative expenses for the remainder of the fiscal year, and $255,139 for payments on its current notes payable, of which $250,000 is a demand note, currently subject to litigation as discussed herein under the title Legal Proceedings -

Gumprecht - Promissory Note. The Company anticipates repayment of these notes from the proceeds of the Private Placement, the proceeds of convertible debt issues, the conversion of the promissory notes and the exercise of stock options.

During the third quarter ended September 30, 1998, the Company received cash in the amount of $183,660 from the issue of convertible promissory notes which notes are to be issued in the aggregate principal amount of $250,000 to related parties. The balance of $66,340 was received by the Company in the fourth quarter. These funds were designated for the Company's corporate and administrative expenses. In addition, on October 1, 1998, the Company agreed to borrow an additional $300,000 by way of the issue of a convertible promissory note to a related party and the Company received cash in the amount of $300,000 on November 17, 1998. On November 24, 1998, the principal amount of the convertible note was increased to $322,000 as a result of the Company receiving an additional cash payment of $22,000 from the related party. These funds have been applied towards settling the civil suit against the Company by Gumprecht. See Item 1. "Legal Proceedings - Civil Suit by Gumprecht Promissory Note" below. See Item 2. "Changes in Securities" below for further details regarding the convertible promissory notes.

As at September 30, 1998, the Company has a working capital deficiency of $506,693 versus a working capital deficiency of $1,135,555 for the same period in 1997. Accounts payable to related parties accounts for approximately 17% of the deficiency, while trade accounts payable and the current portion of notes payable accounts for the other approximate 83%. The Company anticipates improvement of this deficiency from the proceeds of the convertible promissory notes issued in 1998.

Positive cash flow from the financing activities of the Company of $548,692 and $644,371 were recorded at September 30, 1998 and 1997, respectively. The current liabilities decreased to $561,143 in 1998 from $1,268,462 in 1997. Of the September 30, 1998 current liabilities, $221,642 represents the amounts payable to non-related parties and $84,362 represents amounts payable to various related parties.

Negative Cash flows from operating activities of ($488,107) and ($628,988) were recorded as at September 30, 1998 and 1997, respectively. The Company will continue recording negative cash flow from operating activities unless significant revenue is generated from ore production. The continued negative cash flow will have a material negative impact on liquidity.

Investing activities consist of funds being expended on resource properties. The net cash expended on investing activities was $138,025 in 1998 compared to $157,070 in 1997. The 1998 and 1997 additions to resource properties were primarily from cash.

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