Form 10KSB
period 1998-12-31
IDAHO CONSOLIDATED METALS CORP
filed 1999-07-29
CIK 886183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                        --------------------------------
                                   FORM 10-KSB

            |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 1998
             |_| TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
       For the Transition Period from __________________ to _____________
                  Commission File Number _____________________


                         IDAHO CONSOLIDATED METALS CORP.
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
    None                                            None

Securities registered pursuant to Section 12(g) of the Act:

                                                 Common Stock Without Par Value
                                                 ------------------------------
                                                          (Title of Class)

Check  whether  the issuer  has (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes |_| No |X|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

State Issuer's revenue for its most recent fiscal year. $0

The aggregate market value of the voting stock held by non-affiliates of the registrant at December 31, 1998 was C$1,886,930 (based on the closing sale price on the Vancouver Stock Exchange on December 31, 1998). This calculation does not reflect a determination that persons are affiliates for any other purposes.

At December 31, 1998, there were 9,434,650 of the registrant's voting shares issued and outstanding.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format (check one):  Yes  |_|  No |X|
 .

                         IDAHO CONSOLIDATED METALS CORP.
                                   Form 10-KSB
                   For the Fiscal Year Ended December 31, 1998

                                TABLE OF CONTENTS

                                                                           Page
                                                                           ----

PART I
   ITEM 1.  DESCRIPTION OF BUSINESS..........................................1
   ITEM 2.  DESCRIPTION OF PROPERTY..........................................7
   ITEM 3.  LEGAL PROCEEDINGS...............................................30
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............32

PART II
   ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS........32
   ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.......40
   ITEM 7.  FINANCIAL STATEMENTS............................................46
   ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND FINANCIAL DISCLOSURE.......................................46

PART III
   ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
              COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.............46
   ITEM 10. EXECUTIVE COMPENSATION..........................................47
   ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..48
   ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................50
   ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K...............................55
   SIGNATURES...............................................................57

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS


Forward-Looking Information

Certain statements within this Form 10-KSB and in the documents attached as exhibits hereto are "forward-looking statements" within the meaning of the United States Private Securities Litigation Reform Act of 1995. Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, using words and phrases such as "expects", "believe", "believes", "plans", "anticipates", "is anticipated", or stating that certain actions, events or results "will", "may", "should", or "can" be taken, occur or be achieved) are not statements of historical fact and may be "forward-looking statements". Such statements may be included, among other places, in the Company's press releases, the Company's 1998 and 1997 Annual Report and the Company's Offering Memorandum dated November 12, 1997. The statements referred to above generally relate to the prospects of the Company's exploration and development activities. Forward-looking statements are based on expectations, estimates and projections at the time the statements are made that involve a number of risks and uncertainties which could cause actual results or events to differ materially from those anticipated by the Company. These risks and uncertainties include, but are not limited to, the inherent risks associated with precious metals and mineral property development and production such as, the competitive nature of the precious metals industry, the existence of competitors with integrated development and marketing organizations, market fluctuations in the world price of gold and other precious metals, the fluctuation in the supply and demand for gold and other precious metals and the proximity and capacity of competitors, the risks and uncertainties associated in complying with governmental regulations, including regulations relating to price controls, taxes, royalties, land tenure, allowable production, the import and export of precious metals and environmental protection, the risk that no commercial quantities of precious metals will be discovered, the uncertainties related to dealing with third-party operators of precious metal properties, the risks and uncertainties related to the future development and acquisition of suitable additional producing properties or prospects, the risks associated with unusual or unexpected geological formations, pressures or other unforeseen conditions during drilling, the risks associated with liabilities and damages relating to pollution or other hazards against which the Company may not be able to adequately insure against and the risk that actual costs incurred in the abandonment of drilling or mines will substantially exceed the estimated abandonment costs. The Company assumes no obligation to update the information contained in this Form 10-KSB upon the occurrence of one or more of the factors listed above.


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

The Company is engaged in the acquisition, exploration and, when warranted, development of precious metals properties and the mining and processing of ores. The principal precious metals targeted by the Company are gold and platinum group elements. The Company's business strategy is the production of precious metals from its properties by careful exploration, conservative development and implementation of practices that achieve minimal environmental disturbances. The Company's material property interests consist of the Petsite Property, Friday Property, Deadwood Property, Buffalo Gulch Property and the Petsite Joint Venture agreement. To December 31, 1998, the Company's primary focus has been on the Elk City, Idaho area and the Company's four primary properties: Buffalo Gulch, Deadwood, Petsite and Dixie. The Company or its joint venture partner is in the process of carrying out preliminary drilling or exploration programs on these properties, except with regard to the Buffalo Gulch Property which is in the development phase and the Petsite property including the Friday property and the Deadwood property which are in the advanced exploration stage. Subsequent to December 31, 1998, the Company acquired approximately 6,700 acres, by staking 349 claims and entering into a lease on 54 claims near Stillwater, Montana. The area shows anomalous enrichment in the platinum group elements and a mapping and sampling program is planned to delineate these features. None of the Company's properties are in commercial production. There is no guarantee that ore will be found in any of these properties or that if it is found, it will be found in commercially mineable quantities and grades. For further particulars, see "Description of Property."

Petsite Joint Venture

On May 20, 1996, the Company entered into a joint venture agreement (the "Joint Venture Agreement") with Cyprus Gold Exploration Corporation ("Cyprus Gold" or "Cyprus") to jointly explore, evaluate, develop, mine, and market the Petsite Property and the Friday Property. Kinross Gold Corporation ("Kinross Gold" or "Kinross") has merged with Amax Gold Inc. and now controls both of Cyprus Gold's joint ventures on both the Petsite and Deadwood properties. Effective February 23, 1998, Kinross Gold has earned a 70% participating interest in the joint venture by expending approximately $1.8 million on the exploration of both properties.

The project is now in the joint venture phase and the Company has elected to participate and be carried by Kinross. During 1998, Kinross Gold reported $362,256 of exploration expenditures on the joint venture phase of the project. In order to allow Kinross to meet its 1998 expenditure requirement on the Deadwood project, $10,592 of the amount spent was credited to the Deadwood project. After this transfer, Kinross has reported to have spent $351,664 and the Company's carried share of these expenditures would amount to $105,499. The Company's carried share is treated as a loan and bears interest at bank prime plus 2% compounded quarterly. The principal together with accrued interest is contingently repayable from 85% of the Company's share of the proceeds of production or from its share of proceeds on sale of the property, if any. Should the Company's share of any such proceeds be insufficient to repay the loan then the balance shall be forgiven. Certain of the 1998 balances, confirmed by Kinross, are disputed by the Company and may result in a reduction in the amount expended by Kinross and the Company's carried balance.

The Joint Venture Agreement also granted to Kinross Gold the right to explore the Eagle and Golden Eagle properties. During 1998, the Company received notification from Kinross of their determination to drop the majority of the Eagle and Golden Eagle properties from the joint venture.

Pursuant to the Joint Venture Agreement, the Company and Kinross Gold may elect to alter their contributions to the program and budget.

Kinross Gold initiated a 7000 foot-large diameter ore drilling program on the Friday Property to further delineate the mineralized structure and raise grade from previous drilling. The anticipated cost of this exploration program is $500,000, which will accrue to the Petsite Joint Venture.

Concurrent  with  the  drilling,  an  IP/resistivity   geophysical  program  was
initiated on the Deadwood

Property to delineate the Orogrande shear zone and locate the mineralized structures. The cost of this exploration program was $42,000, which accrued to the Deadwood Joint Venture.


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

Environmental Protection Laws

At its exploration operations, the Company is required to comply with federal environmental protection laws. The Company is also required to comply with implementing regulations adopted by the U.S.

Environmental Protection Agency (the "EPA"), the U.S. Forest Service (the "USFS"), the Bureau of Land Management (the "BLM"), the U.S. Fish and Wildlife Service, the United States Army Corps of Engineers and other agencies. In each state in which the Company operates, various federal, state and local agencies enforce extensive laws and regulations which address the environmental impacts of mining and mineral processing. Such laws and regulations include the potential for contamination of soil, water and air from various discharges or wastes generated in the normal course of mining activities. In particular, various legislation, including, but not limited to, the Clean Air Act, the Clean Water Act, the Endangered Species Act and the National Environmental Policy Act, requires analyses and/or imposes effluent standards, new source performance standards, air quality and emissions standards and other design or operational requirements upon various aspects of gold exploration, mining and processing.

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

Governmental Permits, Reclamation and Permitting

The Company must seek governmental permits for its exploration activities at its properties. Obtaining the necessary governmental permits is a complex and time-consuming process involving numerous federal, state and local agencies. The duration and success of each permitting effort are contingent upon many variables not within the Company's control. In the context of environmental protection permitting, including the approval of reclamation plans, the Company must comply with the known standards and existing laws and regulations. These laws and regulations may entail greater or lesser costs and delays depending on the nature of the activity to be permitted and the interpretation of the regulations implemented by the permitting authority. All future exploration and development projects of the Company require or will require a variety of permits. Although the Company believes the permits for its projects can be obtained in a timely fashion, permits have only been obtained to operate the Eckert's Hill Plant and full-scale mill facility, as well as to begin mini-strip mining on the Golden Eagle Property. The Company does not believe that existing permitting requirements or other environmental protection laws and regulations will have a material adverse effect on its business, financial condition or results of operations. However, the failure to obtain certain permits could have a material adverse effect on the Company's business, operations and prospects.

Unpatented Mining Claims

Lands owned by the United States on which unpatented mining claims have been located by the Company (or located by others and acquired by the Company or by the joint ventures) under the General Mining Law of 1872 account for approximately 6,000 acres of federal mineral rights controlled by the Company through ownership of the unpatented mining claims. The Company also controls five patented lode mining claims.





Requirements for the location of a valid unpatented mining claim depend on the type of claim being staked. Generally the requirements include discovery of valuable minerals, erecting a monument and posting thereon a location notice, marking the boundaries of the unpatented mining claim, and filing a notice of location within the county in which the claim is located. If the statutes and regulations for the location of an unpatented mining claim are complied with, the claimant obtains a valid possessory right to the contained minerals. To preserve an otherwise valid unpatented mining claim, a claimant also must make certain additional findings with the county and the BLM and annually pay a fee required by the United States. Failure to pay the fee or make the required filings may render the unpatented mining claim void or voidable.

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

Claim Rental Fees
On October 5, 1992, the United States Congress enacted the Interior Department and Related Agencies Appropriations Act of 1993, Public Law 102-381 (the "Appropriations Act"). The Appropriations Act, among other things, established a mandatory annual rental fee of $100 for each mining claim or site located and held on public lands under the Mining Law. The requirements of the Appropriations Act were recently renewed by the United States Congress.

The Company paid rental fees on 190 claims in Idaho and 16 claims in Nevada and these claims remain active. Kinross paid the rental fees on the claims in the Joint Ventures and these totaled approximately 250 claims. The majority of the Golden Eagle claims have been returned to Mr. Swisher and a detailed list may be reviewed in the Exhibits to the Company's Form 10-KSB for the year ended December 31, 1997.

Access to Mineral Rights

Many of the mineral rights controlled by the Company do not have public or negotiated private access, which the Company would need to conduct exploration, development or mining on such mineral rights. Where existing public or negotiated private access routes do not cross or touch the property on which the Company controls mineral rights, access is not assured for the personnel and equipment necessary for exploration and mining activities. Federal agencies regulate the access to unpatented mining claims not located on established access routes. There is no assurance that the Company will be able to negotiate satisfactory access to all of its mineral rights, however the Company is currently unaware of any private landowners whose rights could limit access to the properties.

Research and Development

The Company has not spent any amounts on research and development activities during each of the last two fiscal years. The Company spent $82,763 and $268,857 on exploration and development in 1998 and 1997 respectively, and $75,671 and $105,585 on acquisitions in 1998 and 1997 respectively.

Office Lease

The Company's principal offices are located at 504 Main Street, Suite 470, Lewiston, Idaho 83501, U.S.A., and consist of approximately 1,450 square feet. These offices are leased from Towne Square Mall for an aggregate monthly rental of $1,500, which lease expires January 31, 2000.

Employees

On December 31, 1998, the Company had 3 full time employees and one part-time employee. None of the Company's employees is represented by a labor union.


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

Investment Policies

Other than the mining properties described below, the Company does not have any investments in real estate, interests in real estate, investments in real estate mortgages, or securities of or interests in persons primarily engaged in real estate activities. Accordingly, the Company has not established any limitations on the percentage of assets, which may be invested in any one investment, or type of investment. However, pursuant to the listing requirements of the Vancouver Stock Exchange ("VSE"), if such an investment were to be made, and the investment was outside of the ordinary business of the Company, and as a result of such investment, the revenue of the Company was increased by more than 25%, approval of the VSE would be required.

Petsite Joint Venture Agreement

On May 20, 1996, the Company entered into a joint venture agreement (the "Joint Venture Agreement") with Cyprus Gold to jointly explore, evaluate, develop, mine, and market the Petsite Property, the Friday Property and certain properties contributed by Cyprus. Kinross Gold has since merged with Amax Gold and now controls Cyprus Gold's joint venture on the Petsite Project properties. Effective February 23, 1998, Kinross Gold has earned a 70% participating interest in the joint venture by expending approximately $1.8 million on the exploration of these properties.

The project is now in the joint venture phase and the Company has elected to participate and be carried by Kinross. During 1998, Kinross Gold reported $362,256 of exploration expenditures on the joint venture phase of the project. In order to allow Kinross to meet its 1998 expenditure requirement on the Deadwood project, $10,592 of the amount spent was credited to the Deadwood project. After this transfer, Kinross has reported to have spent $351,664 and the Company's carried share of these expenditures would amount to $105,499. The Company's carried share is treated as a loan and bears interest at bank prime plus 2% compounded quarterly. The principal together with accrued interest is contingently repayable from 85% of the Company's share of the proceeds of production or from its share of proceeds on sale of the property, if any. Should the Company's share of any such proceeds be insufficient to repay the loan then the balance shall be forgiven. Certain of the 1998 balances, confirmed by Kinross, are disputed by the Company and may result in a reduction in the amount expended by Kinross and the Company's carried balance.

The Joint Venture Agreement also granted to Kinross Gold the right to explore the Eagle and Golden Eagle properties. During 1998, the Company received notification from Kinross of their determination to drop the majority of the Eagle and Golden Eagle properties from the joint venture, except for certain specific claims which have been retained to provide a buffer on the northwestern corner of the Petsite Joint.

Pursuant to the Joint Venture Agreement, the Company and Kinross Gold may elect to alter their contributions to the program and budget.

Kinross Gold has initiated a 7000 foot-large diameter core drilling program on the Friday Property to further delineate the mineralized structure and confirm grade from previous drilling. The anticipated cost of this exploration program is $500,000, which will accrue to the Petsite Joint Venture.


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

The Petsite Property is located in the Nez Perce National Forest approximately 10 miles southwest of Elk City, Idaho. The Petsite Property is in the advanced exploration stage. The 89 unpatented mining claims are described in Notices of Location recorded in the office of the county recorder of Idaho County. Access to the Petsite Property is gained from Elk City, by traveling seven miles west on Idaho State Highway 14 to the intersection with the all-weather gravel Crooked River Road, then south 11.5 miles to the Penman Hill Road (USFS Route
331), and then one mile south to the Petsite Property.

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

Development in the Orogrande District started in 1861 with the discovery of rich placer properties in the area, which were worked and reworked through the mid-1900's. The first lode gold discovery in the area was made in 1870, but the main period of production was from 1902 to 1915. Historical documents suggest that during the period from 1902 to 1931, $69,598 (3,367 ounces of gold @ $20.67/oz) of lode gold was recovered (Shenon and Reed, 1934) in this district, mainly from low-grade deposits situated along the Crooked River.

Historically, most of the precious metal mineralization developed on the Petsite Property has been associated with an elliptically-shaped stock of rhyolite porphyry which has intruded into the underlying Idaho Batholith granodiorite near the center of the property. Due to lack of outcrop and the compositional similarities between the rhyolite porphyry and the granodiorite, the size and shape of this stock has not yet been accurately determined. An east-west trending system of mineralized quartz veins and stringers has been emplaced near the northern contact of this stock as a result of particularly intense local hydrothermal activity. The most prominent of these, the Petsite Vein System, was developed by the 450-foot long Waligura Tunnel, now caved, which is reported to have exposed quartz veining containing varying amounts of pyrite, chalopyrite, galena, molybdenite, tetradymite, petzite, wolframite and scheelite, with free gold being observed locally in association with the telluride mineralization1 Without the access to the Waligura Tunnel, most recent exploration has been confined to surface sampling in the immediate area of the workings, in an effort to outline a low grade, bulk tonnage deposit along the northern contact of the rhyolite stock. Assays as high as 0.43 ounces per ton gold across 27 feet have been obtained from trenches on this portion of the property.

Through 1934, production from this portion of the property is reported to have been limited to only a few sacks of high-grade ore. In 1942, a shipment of concentrate, derived from 95 tons of ore taken from the Waligura Tunnel, reportedly yielded 17,498 ounces of gold and 6.12 ounces of silver (David M. Nelles, 1989). Minor underground development and various exploration work is reported to have been undertaken on this portion of the property through 1970. In 1971, Midwest Oil Corporation examined the property as a copper prospect, but determined the size and grade of the deposit to be too small to warrant further exploration. In 1974, two trenches, totaling over 1,000 feet in length, were bulldozed for Henrietta Mines, Inc. in the area of the old workings and road cut samples were taken. While some encouraging assays were obtained, the average grade of the sampled area precluded it as a bulk mining target at the gold prices which then prevailed. Coastal Mining Company later collared two diamond drill holes of unknown length outside the rhyolite stock with apparently disappointing results. In 1975, an induced polarization and resistivity survey was performed on the property by Kerr-McGee Corporation during their examination of the Petsite Property. An anomalous response measuring approximately 4,500 feet by 2,500 feet and between 500 feet and 1,000 feet thick was picked up in the area of the rhyolite stock, and a sulfide content of from 3% to 6% by volume was hypothesized. In 1980, U.S. Borax collected and analyzed 61 surface samples from the property, five of which returned values exceeding 0.1 ounces of gold per ton. Although these results warranted further work, U.S. Borax allowed the claims to lapse and the claims were subsequently acquired by IMD.

IMD leased the property to Billiton Exploration USA, Inc. ("Billiton") in 1986. Billiton conducted an initial soil and plant geochemical sampling program. The program successfully delineated several gold anomalies. Billiton allowed its lease to lapse in 1988 when the USFS permit required for its proposed

_______

1. A number of companies (Henrietta Mines, Inc., U.S. Borax, Midwest Oil Corporation and Kerr-McGee Corporation) have collected samples on the property. The assays have ranged in value from nil to 1.7 ounces of gold per ton across a 6 inch vein (John S. Vincent, 1984). The exact location of all of the sampling is not known.

trenching and road building program was delayed pending the outcome of an environmental impact review. One of the anomalies identified by Billiton correlated well with the rhyolite stock in the center of the property. However, a second anomaly was identified along the western edge of the property approximating the trace of the regional shear zone, which transects the Orogrande area. Geochemical samples as high as 345 parts per billion gold were returned from the soil samples making up this anomaly, which has a strike length of approximately one mile and is open to the north towards the recently discovered Friday Deposit.

In 1989, based on the recommendations of a January 1989 report on the Petsite Property commissioned by the Company, the Company carried out a drilling program to determine the size and grade of the precious metal mineralization associated with the rhyolite stock. Nine shallow five and one-half inch holes totaling 3,350 feet were reverse circulation drilled at a total cost of approximately $81,000. The holes were drilled approximately perpendicular to the strike of the rhyolite/granodiorite contact from five pads established both north and south of the Waligura Tunnel. Samples were taken for assay, at five foot intervals, over the entire length of each hole. This program was successful in defining the geometry of the Petsite Vein System in the area of the Waligura Tunnel. Significant intervals of variably mineralized quartz veining were intersected in six of the nine holes, assessing the system over a total strike length of 500 feet to a maximum depth of 340 feet. The true width of the veining system was determined to increase down dip from a maximum three feet in the Waligura Tunnel to a maximum of 35 feet at a depth of 300 feet. While the vein itself is moderately enriched with sulfide mineralization at depth, it contained only low gold and silver values in the area tested. Values from the five foot interval samples taken across the vein system ranged from trace to 775 parts per billion gold. However, anomalous values ranging up to 5,950 parts per billion gold were obtained from samples taken a short distance into both the foot and the hanging wall of the rhyolite/granodiorite contact. In one hole, a continuous series of 21 samples grading better than 670 parts per billion gold were taken across a 105 foot interval adjacent to the contact. Samples taken elsewhere in the rhyolite stock were also elevated in gold, ranging up to 1,690 parts per billion gold; however, no clear pattern of enrichment emerged from the drill results. Check assays were subsequently performed on several of the anomalous samples, with erratic results, and are to be reconfirmed using standard one-ton fire assay procedures, however such supplemental assays have not yet been performed.

Beginning in October 1991, based on the recommendations of a report on the Petsite Property prepared by an independent geological engineer, dated December 15, 1989, the Company carried out an additional exploration program which included the opening of four old exploration adits and a three-hole, 1,324 foot core drilling program. The preliminary results tended to confirm the historic assays and indicated a need for further exploration work.

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

On May 20, 1996, the Company entered into a joint venture agreement with Cyprus Gold Corporation ("Joint Venture Agreement") to jointly explore, evaluate, develop, mine, and market the Petsite Property and Friday Property. Kinross Gold has since merged with Amax Gold and now controls Cyprus Gold's joint venture on the Petsite property. See "Petsite Joint Venture Agreement." Effective February 23, 1998, Kinross Gold earned a 70% participating interest in the joint venture by expending approximately $1,775,000 on the exploration of the properties within the joint venture.

The project is now in the joint venture phase and the Company has elected to participate and be carried by Kinross. During 1998, Kinross Gold reported $362,256 of exploration expenditures on the joint venture phase of the project. In order to allow Kinross to meet its 1998 expenditure requirement on the Deadwood project, $10,592 of the amount spent was credited to the Deadwood project. After this transfer, Kinross has reported to have spent $351,664 and the Company's carried share of these expenditures would amount to $105,499. The Company's carried share is treated as a loan and bears interest at bank prime plus 2% compounded quarterly. The principal together with accrued interest is contingently repayable from 85% of the Company's share of the proceeds of production or from its share of proceeds on sale of the property, if any. Should the Company's share of any such proceeds be insufficient to repay the loan then the balance shall be forgiven. Certain of the 1998 balances, confirmed by Kinross, are disputed by the Company and may result in a reduction in the amount expended by Kinross and the Company's carried balance.

As of December 31, 1998, the Company has spent a total of $266,090, on acquisition and exploration of the Petsite Property. The Company expenditures were incurred prior to the May 20, 1996 joint venture agreement and do not include the carried balance of $105,499, which is contingently payable to Kinross Gold at December 31, 1998


Friday Property

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


The Company acquired a leasehold interest in these claims (known as the "Friday Claims") from Idaho Gold Corporation ("Idaho Gold"), an unaffiliated third party, pursuant to an agreement dated December 11, 1995 ("Friday Agreement") for an initial term of five years. In consideration for the grant of the lease, the Company must deliver 60,000 shares of the Company's common stock; incur exploration and development expenditures of not less than $135,000 within five years; replace all bonds; bear all costs of environmental compliance; pay a 3% net smelter return royalty; and grant an option to acquire a 49% working interest in the Friday Claims to Idaho Gold. The Company may acquire the option by payment of C$300,000 to Idaho Gold. The Company has issued the required 60,000 shares to Idaho Gold. There are no bonds to replace.

On May 20, 1996, the Company entered into a joint venture agreement with Cyprus Gold to jointly explore, evaluate, develop, mine, and market the Petsite Property and Friday Property. Kinross Gold has since merged with Amax Gold and now controls Cyprus Gold's joint venture on the Petsite and Friday properties. See "Petsite Joint Venture Agreement." Effective February 23, 1998, Kinross Gold earned a 70% participating interest in the joint venture by expending approximately $1,775,000 on the exploration of the properties within the joint venture.

The project is now in the joint venture phase and the Company has elected to participate and be carried by Kinross. During 1998, Kinross Gold reported $362,256 of exploration expenditures on the joint venture phase of the project. In order to allow Kinross to meet its 1998 expenditure requirement on the Deadwood project, $10,592 of the amount spent was credited to the Deadwood project. After this transfer, Kinross has reported to have spent $351,664 and the Company's carried share of these expenditures would amount to $105,499. The Company's carried share is treated as a loan and bears interest at bank prime plus 2% compounded quarterly. The principal together with accrued interest is contingently repayable from 85% of the Company's share of the proceeds of production or from its share of proceeds on sale of the property, if any. Should the Company's share of any such proceeds be insufficient to repay the loan then the balance shall be forgiven. Certain of the 1998 balances, confirmed by Kinross, are disputed by the Company and may result in a reduction in the amount expended by Kinross and the Company's carried balance.

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



The claims comprising the Friday Property were assembled into one group in 1983 by Joseph Gray of Joyce Mines, Inc. and optioned to ABM Mining Group ("ABM") in the fall of 1983. ABM conducted reconnaissance surveys over the old showings surrounding Deadwood Mountain and detail mapped and prospected the Orogrande-Frisco mine. ABM optioned the property in the spring of 1984 to
Centennial Minerals Ltd. ("Centennial") of Vancouver, B.C. Centennial concentrated their work on the Orogrande-Frisco mine area. They completed detailed gold soil geochemical sampling, induced polarization surveys and rock chip sampling surveys on both properties. They also drilled 2,047 feet of HQ diamond core and 4,645 feet of reverse circulation drilling in 21 holes on the Orogrande-Frisco property and a total of 1,610 feet of reverse circulation drilling in six holes on the Friday patented claims.

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

In May 1986, Amir and Normine entered into a Joint Venture Agreement with Glamis where Glamis would fund exploration on the claims through private placements to a detailed development stage.

During the period May to October 1986, detailed drilling was conducted on the Friday patented claims and the Orogrande-Frisco mine to test anomalous gold values in soil and rocks as defined by Centennial in 1985 and the eastern flank of Deadwood Mountain was prospected. The programs executed are outlined below.

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

Mineralization

A total of 6,645 feet of circulation drilling (in 37 holes), was completed on the Friday patented claims by Normine/Glamis in 1986. Holes were spaced on grid lines at 200 foot intervals with drilling on line at 100 foot spacing at -50(Degree) to -65(Degree) altitudes to the east and west.

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

As at December 31, 1998, the Company has made exploration and development expenditures of $50,688 on the Friday Claims.


Golden Eagle Property

The Golden Eagle Property is located in the Nez Perce National Forest, approximately 140 miles north of Boise, in Idaho County.

Pursuant to 3 agreements dated October 15, 1992 (the "Golden Eagle Agreements"), the Company acquired a 60% interest in 238 unpatented contiguous claims ("Golden Eagle Property") (identified as claim blocks XI, XIV and XV in the agreements). The Company also obtained a right of first refusal to acquire the remaining 40% interest from IMD and Silver Crystal Mines, Inc.("Silver Crystal"). IMD and Silver Crystal are companies controlled by Mr. Swisher. Consideration of $60,000 per claim block and 100,000 common shares of the Company per claim block was paid to IMD and Silver Crystal.

During 1998, the Company received notification from Kinross of their determination to drop the majority of the Eagle and Golden Eagle properties from the joint venture, except for certain specific claims, which have been retained to provide a buffer on the northwestern corner of the Petsite Joint Venture. Due to current market conditions, management elected to drop all of the claims released from the joint venture by Kinross and provided notification to IMD. Accordingly, the related acquisition, exploration and development costs of $332,077 have been written-off in 1998.


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

On June 13, 1997, the Company entered into a joint venture agreement (the "Deadwood Joint Venture Agreement") with Cyprus Gold to jointly explore, evaluate, develop, mine, and market the Deadwood Property. Kinross Gold has since merged with Amax Gold and now controls the Cyprus Gold joint venture on the Deadwood Property. Kinross Gold will earn a 60% interest in the joint venture, subject to the following requirements: payment of future BLM and county claim maintenance and filing fees; maintaining in good standing all existing leases/options presently held by the Company within the area of interest; reimburse the Company for the lease costs incurred on the Joyce Mines & Thunderbird Resources - Amir Mines agreement during 1997; payment of $65,000 on signing of the Agreement and $50,000 upon receiving proof to Cyprus Gold's satisfaction that the Company has completed the acquisition of the Eagle/Golden Eagle Claim group pursuant to the Cyprus Joint Venture Agreement; and purchase $100,000 in common shares of the Company within 6 months from the date of the agreement; and expend exploration costs of $1,150,000 within a three year period. Cyprus Gold has the option to earn a further 20% interest in the joint venture by: continuing to maintain the Company's unpatented lode claims, payment of the BLM and county claim maintenance and filing fees, maintaining in good standing all existing leases or option presently held by the Company within the area of interest, and expenditure of further exploration costs of $1,350,000.

Kinross has spent a total of $305,000 on the Deadwood Property as of December 31, 1998. Subsequent to December 31, 1998, the Company received notification from Kinross of its withdrawal from the Deadwood Joint Venture Agreement, prior to earning any interest in the property. The Company is currently resolving certain issues regarding the allocation of expenditures between the Petsite and Deadwood joint ventures with Kinross. Management is pleased to have the Deadwood property back and intends to conduct a limited exploration program as it seeks a new partner to further explore and develop this property. The return of the Deadwood property allows the Company to group this property with other contiguous properties making the combined properties more attractive to possible future partners.



As at December 31, 1998, the Company has expended exploration and development expenditures of $72,588 on the Deadwood Property. The Company expenditures were expensed in 1997 as the cost of property options, upon the receipt of the $165,000 from Kinross pursuant to the Petsite and Deadwood joint venture agreements.

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

Summary

A broad gold bearing zone has been outlined by drilling and channel sampling in the area of the southernmost drill holes 86-04 to 86-06. Channel sampling on surface indicates average grades of 0.02 to 0.028 oz/ton gold with significant drill intersections averaging 0.028 oz/ton gold on the southernmost holes with the zone open to depth and on strike to the southwest and north.

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

Conclusion

The northern portion of the gold zone IV is 100 to 200 feet wide and has a strike of 1,500 feet. It consists of mixed schist and quartz monzonite which is highly sheared and altered to a soft sericite-clay with sheared silicified zones. Soil geochemistry and rock sampling indicate gold mineralization is irregular and should be drill tested after the southerly zone.

The southern portion of the gold zone IV is 400 to 500 feet wide and has a strike length of 2,000 feet. It consists of highly fractured and limonitic sericite quartzite with minor sericite schist-gneiss. It is cut by numerous quartz veins and veinlets with similar gold grade to the limonitic sericite quartzite. The average gold value of thirteen rock samples is 0.05 oz/ton with a range of 0.004 to 0.163 oz/ton gold. This is a strong persistent gold system with good alteration, fracturing and gold values. The southern portion of the Zone IV gold zone should be tested by 4,000 to 5,000 feet of angled reserve circulation drilling spread throughout the anomaly at 200 to 300 foot centers.

The northern portion of the gold zone IV is 100 to 200 feet wide and has a strike of 1,500 feet. It consists of mixed schist and quartz monzonite, which is highly sheared and altered to a soft sericite-clay with sheared silicified zones. Soil geochemistry and rock sampling indicate gold mineralization is irregular and should be drill tested after the southerly zone.

The southern portion of the gold zone IV is 400 to 500 feet wide and has a strike length of 2,000 feet. It consists of highly fractured and limonitic sericite quartzite with minor sericite schist-gneiss. It is cut by numerous quartz veins and veinlets with similar gold grade to the limonitic sericite quartzite. The average gold value of thirteen rock samples is 0.05 oz/ton with a range of 0.004 to 0.163 oz/ton gold. This is a strong persistent gold system with good alternation, fracturing and gold values.

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

Pursuant to an agreement (the "Buffalo Gulch Agreement") dated December 11, 1995 with Idaho Gold, Idaho Gold transferred to the Company certain mining interest known as the "Buffalo Gulch Claims" to the Company. In consideration for such transfer, the Company issued 120,000 shares of the Company to Idaho Gold and will incur exploration and development expenditures of not less than $310,000 within five years. The Company also agreed to bear all costs of environmental compliance; pay a 3% net smelter return royalty capped at C$3,000,000; and grant an option to acquire a 49% working interest in the Buffalo Gulch Claims to Idaho Gold. The Company may acquire the option by payment of C$300,000 to Idaho Gold.

As at December 31, 1998, the Company has incurred exploration and development expenditures of $600,175 on the Buffalo Gulch property, excluding the deemed cost related to the acquisition of the property.

The Company is also a party to three underlying agreements pertaining to the Buffalo Gulch property as follows:

Black Bear Agreement - On August 1, 1996, the Company entered into an agreement (the "Black Bear Agreement") with Frank H. Piatt, John R. Heigis and Thomas C. Rich ("Owners") whereby the Company was granted an option to acquire a 100% interest in six claims known as the "Black Bear Mining Claims" located in the Elk City Mining District, Idaho. To keep the option in good standing, the Company is required to pay; $2,400 per quarter commencing August 1, 1997 (paid), $3,600 per quarter commending August 1, 1998 (paid to date), $4,800 per quarter commencing August 1, 1999, $6,000 per quarter commencing August 1, 2000, $7,200 per quarter commencing August 1, 2001 and a final payment of $24,000 by July 31, 2002. In the event the Company places the claims into production, the Owners agree to transfer the claims to the Company and the Owners shall receive
$120,000 less all quarterly payments made. If the claims are not placed into production by July 1, 2002, then the Company shall have no further interest in the claims unless it pays the sum of $120,000 less all quarterly payments made. Pursuant to the terms of the agreement, the Company must expend a total of $3,000 per year on the claims, commencing July 1,1997. The Company must also perform assessment work or make payments in lieu thereof and pay all applicable taxes on the claims. The Company has been granted unrestricted access and exclusive rights to the claims for the purposes of certain exploration and activities. The Company has right of first refusal to purchase the land pursuant to the agreement.

As at December 31, 1998, the Company had made all required payments to the owners of the Black Bear Mining Claims, under the agreement totaling $26,100.

Whiskey Jack Agreement - By an agreement dated August 29,1998, the Company was granted an option to acquire a 100% working interest in certain unpatented mineral claims in Idaho. To keep the option in good standing, the Company is required to pay; $1,000 per quarter commencing July 1, 1998 (paid to date), $1,400 per quarter commending July 1, 1999, $1,800 per quarter commencing July 1, 2000, $2,000 per quarter commencing July 1, 2001, $2,400 per quarter commencing July 1, 2002 and a final payment of $30,600 by July 1, 2003. Pursuant to the terms of the agreement, the Company must expend a total of $1,000 per year on the claims. The agreement supercedes the Company's assumption of an agreement dated July 1, 1988 under which a total of $23,400 was paid.

As of December 31, 1998, the Company has made all required payments under the new agreement totaling $2,000.


Gray Estates Agreement - The Company has assumed the obligations of an underlying agreement dated May 21, 1984 which requires quarterly advance royalty payments of a minimum of $6,000 to a maximum of $500,000. The agreement is subject to a 5% net smelter royalty over certain claims with the Buffalo Gulch property.

As of December 31, 1997, the Company or Idaho Gold Corporation has made all required payments under this agreement totaling $348,000.

Exploration & Development History

Gold mineralization was discovered by the Bema Group, through prospecting and reconnaissance stream sediment and soil sampling campaigns. Subsequently, grid soil sampling and dozer trenching defined the extent of the mineralization in bedrock. Drilling on the Buffalo Gulch property consisted of 150 vertical reverse circulation drill holes, drilled on a 100 foot grid. This drill hole distribution and spacing are sufficient to define the deposit. The deepest mineralized intersection is at a depth of about 500ft. The oxide mineralization has been completely delineated by drilling; the sulphide mineralization is open at depth to the east, to the north and to the south.

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

The Company has suspended permitting activities at this time pending an improvement in the price of gold.

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

Down hole surveys were conducted in holes BGDDH-01 through BGDDH-05.. Holes BGDDH-03 through BGDDH-05 are angle holes. The bottom of holes BGDDH-01 and BGDDH-02 deviated less then 1 degree. BGDDH-03 deviated about 35 feet southward and the inclination remained constant. The hole deviated 2.5 degrees between the collar and 96 feet, 2 degrees between .96 feet and 196 feet, 3 degrees between 196 feet and 296 feet and 2.5 degrees between 296 feet and 396 feet. BGDDH-04 dipped a total of about 20 feet and deviated about 10 feet northward. The hole deviated 1.5 degrees and dipped 4 degrees between the collar and 191 feet, and deviated back southward 1 degree and dipped 1 degree between 191 and 291 feet. BGDDH-05 deviated less than 10 feet northward and dipped about 10 feet. The deviation in direction as about 1 degree, while the hole steepened about 4 degrees over the entire length.

Regionally the Buffalo Gulch deposit is within Proterozoic biotite gneiss, which lies between the two separate lobes of the Idaho Batholith. It is also located adjacent to a regional fault known as the Orogrande Shear Zone. This is a structure which is at least twelve miles long, stretching from Orogrande on the south to just north of the Buffalo Gulch deposit. On the northern end the structure disappears under Tertiary gravel deposits.

Locally the Buffalo Gulch deposit lies along conjugate structures to the Orogrande shear zone within altered gneissic rocks. Deposit lithologies include: highly altered monzonite gneiss, less altered biotite gneiss, pegmatite, mafic material, ultra mafic material, biotite schist and a quartz rich unit of possible hydrothermal origin. Gneissic material is the most abundant rock type on the property, pegmatite is the second most abundant, followed by the quartz rich unit and then the minor units (ultra mafic, mafic and schist). Pegmatite is an abundant rock type within the deposit. It often occurs as thin lenses from 4 to 12 inches, but may also occur as thicker units up to several tens of feet. A quartz rich unit is oriented along the eastern side of the Buffalo Gulch deposit. The ultra mafic and mafic material occur as thin sills or dikes which seem to be localized to the southern end of the deposit area. The interpreted structures represent areas where shearing is the greatest in intensity and is the probable location of faults.

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

There is evidence that there has been movement along foliation planes during shearing. There is also evidence of dilation along small fractures in the core. These dilations often contain blebs of sulfides. Abundant fracturing was in evidence throughout all the core drilled in 1996. This indicates structure is an important control for the circulation and deposition of mineralizing fluids.

Analytical Results and Comparison

Results from the 1996 drilling program indicate that gold values from reverse circulation drilling programs have validity. There is also evidence suggesting there may be a zone of supergene enrichment or near the redox boundary. This characteristic was only observed in a few of the reverse circulation drill holes, which may indicate some caving during drilling of the reverse circulation holes, thus down grading the deeper samples. Results for the top portion of the 1996 core drill holes, where recoveries were poor, may not represent the actual values of the entire interval stated because all the material for that interval was not recovered.

During 1998, the Company conducted a geophysical program on the property and delineated several co-incident resistivity and I.P. anomalies that are similar in characteristic to the geophysical anomaly over the Buffalo Gulch deposit. The anomalies represent targets which will be tested by drilling in the future. At this time, work will be curtailed to minimize expenditures pending an improvement in the price of gold.

Geotechnical Test Results

All core drilled in 1996 was logged using a geotechnical classification developed by the Association of Consulting Engineers of Canada. Core was measured to determine recovery, RQD (rock quality designation), hardness, degree of breakage, degree of weathering, joints (angle, frequency and character), and foliation (angles and frequency). This information was then used to select representative samples for geotechnical testing.

Sixty-one selected core samples were tested to determine percent moisture and dry specific gravity. When the geotechnical samples are plotted on a two axis graph using depth verses density, a rough linear trend is apparent in both the oxidized and unoxidized material. The best fit line in the oxidized material is steeper then in the unoxidized material, indicating that weathering has an effect on density. The shallower highly weathered, highly clay altered, material is less dense than the deeper less weathered material. It is apparent in the oxidized material that rock densities generally increase with increased depth. This effect is also true for the unoxidized material although less apparent.

Conclusions and Recommendations

Results from the 1996 core-drilling program, indicate the mineral deposit estimate established from the reverse circulation drilling are valid. The core drilling has also indicated there is a probability of adding ounces of gold to the mineral deposit estimate by moving material out of the waste category and into the ore category. Results from the core-drilling program should be used to recalculate ore mineralization for the individual blocks in which they were drilled. If additional ounces of gold are inferred outside of these ore blocks, they would have to be classified as probable ounces and not drill proven ounces. There is also a probability of expanding the deposit in several areas where previous drill coverage was not adequate to test the area. Geophysical methods could be used to define these areas after which a limited reverse circulation and core drilling program should be initiated to test the targets. Care should be exercised during such a program to insure sample integrity. Additional ounces may also exist in a zone of supergene enrichment. Although indicated, core drilling did not fully establish such a zone over the entire deposit area.

A better understanding of the geology and genesis of the Buffalo Gulch deposit was gained through the core-drilling program. This knowledge may prove very valuable in searching for similar mineralization in the region. It is recommended that additional petrologic studies be conducted on selected core samples to further the understanding of this deposit. Fluid inclusion studies on the quartz may be helpful in establishing a pressure and temperature for mineral formation characteristics are more important. The better understanding of the deposit genesis has established a potential or sizable deposit of sulfide hosted mineralization. Metallurgical tests should be conducted on the sulfide material retrieved during the core- drilling program to determine the feasibility of defining such a deposit. If tests show it is feasible to retrieve gold from this material, a drilling program to test the sulfide potential at Buffalo Gulch should be initiated as soon as possible.

Geotechnical tests on the core have established a rock density of approximately 16 cubic feet per ton, for the majority of the material in the Buffalo Gulch deposit. These tests also indicate a general density increase with increased depth. Increased density with increase depth might also be important if the zone of supergene enrichment is of significant size. Clay alteration is less with increasing depth and this could be very important in that less agglomeration will be required as less altered material is exposed at depth. Most of the low density, clay rich material is at depths less then 50 feet. This material is at the deepest portions of the oxide zone at the bottom of individual ore intercepts, which would mean the material is more dense.

The knowledge gained from the core-drilling program at Buffalo Gulch should be used to explore the potential areas of South Buffalo. Such a program should also employ some geophysical methods to help define potential drill targets. Gradient Array SP is a geophysical method that has been successful in defining targets similar to mineralization at Buffalo Gulch. This type of survey should be attempted over about two square miles, including the Buffalo Gulch and South Buffalo areas. More geochemistry and reconnaissance mapping should be completed in the area to help define potential drill targets. This should be initiated well before any drilling program. About 4,000 feet of core should be drilled to follow up on targets defined by the above mentioned work. Depending on results, a follow up program, consisting of both core and reverse circulation drilling, should be initiated to define the extent of mineralization encountered in the first round of drilling.

The Company estimates that approximately $150,000 will be required for reconnaissance mapping and sampling at the Buffalo Gulch property. The 1998 mapping, sampling and geophysical program identified several substantial anomalies, that have not been tested to date, but the Company plans to test these zones in the future on an improvement in the price of gold. The Company intends to identify potential joint venture partners in regard to the Buffalo Gulch Property with a view to concluding a joint venture agreement thereon.

Dixie Property

Phase 1 exploration of the property consisted of collection of 100 soil samples on a 600 x 1500 foot sample grid. Bedrock mapping was also conducted and the results indicate a large zone of anomalous gold mineralization. The zone within the greater than 33 ppb gold line is approximately 13,000 feet north to south and 4,000 feet east to west. Proposed Phase 2 will consist of detailed mapping and sampling followed by trenching to further delineate these zones. The Company will minimize expenditures on this property and intends to identify potential joint venture partners with a view to concluding a joint venture agreement thereon.

Montana Property

The properties acquired in Park, Sweet Grass and Stillwater counties, Montana, consist of three separate groups.

Property 1 - Chrome Mountain Property

The property consists of the acquisition of approximately 3,500 acres covering a seven mile strike length of Ultramafic and Banded series near Stillwater, Montana. ICMC has entered into a Memorandum of Understanding with a privately held company, Platinum Fox, Inc., on 54 claims in the Chrome Mountain area covering approximately 1,000 acres. The terms of the agreement will be provided upon signing of the definitive agreement currently being prepared. The Company has also acquired the mineral rights to an additional 2,500 acres along the seven-mile strike length by staking 255 claims.

The combined property staked by ICMC and acquired from Platinum Fox covers the upper member of the Ultramafic series composed of cumulates of Olivine and Bronzite, as well as the contact between the Ultramafic series and the Banded series. The Banded series consists of several stratigraphic subdivisions for plagioclase bearing cumulates and hosts several PGE bearing layers.

The most explored and developed is known as the J.M. Reef which strikes northwesterly and dips approximately 70 degrees to the northeast and can be traced for approximately 26 miles. The J.M. Reef hosts the Stillwater Mine, the only commercial reserve of platinum and palladium in production in North America operated by the Stillwater Mining Company ("Stillwater").

ICMC's property is parallel to the strike of the J.M. Reef and contiguous for 7 miles along the Reef. The property adjoins Stillwater's patented ground and is within 1,500 feet of the Frog Pond adit. The J.M. Reef occurs in the Banded series and mineralization fluctuates in width both vertically and horizontally, going from a minimum of less than 1" to in excess of 30' and consists of platinum and palladium at a ratio of 1:3.3. Based on review of previous geologic investigations, the area has some structural complexities consisting of transverse faults perpendicular to the strike of the J.M. Reef with lateral offsets of up to 2,000 feet.

Limited grab sampling on the Platinum Fox property and area staked by ICMC in the fall of 1998 has returned anomalous platinum and palladium numbers of up to 264 ppb combined platinum/palladium. The Company is planning to initiate an extensive structure mapping and sampling program as soon as the snow melts.

Property 2 - Picket Pin Zone

The second property consists of the acquisition of approximately 2,200 acres by staking 119 claims near Stillwater, Montana. The claims are located along the stratigraphic subdivisions between the Middle Banded series and the Upper Banded series over a 12 mile strike length.

The property consists of contiguous claims from Picket Pin Creek on the east end of the Zone, east of Picket

Pin Mountain, to Contact Creek 1.5 miles west of the Boulder River and excludes approximately 0.75 miles of private property along the Boulder River. The zone shows anomalous enrichment the platinum group elements (PGE's) and is parallel and to the north of the J.M. Reef, 2.6 km stratigraphically lower. The PGE bearing sulfides are hosted in anorthosite and are overlain by troctolite and anorthosite of the Olivine-bearing Zone V.

Mineralization is reported (from work conducted by Anaconda Mining Co.) along the entire exposed strike length of the deposit and samples from the Picket Pin Creek area assayed 0.58 weight percent Cu, 0.21 weight percent Ni, 2.3 ppm Pt,
2.3 ppm Pd and 0.2 ppm Au (A.E. Boudreau). These values are stated as typical for Picket Pin mineralization. The majority of mineralization occurs within 10 to 20 m, at or below the contact on an abrupt change in texture and mode in the amorthosite.

A significant feature described by A.E. Boudreau is the presence of "podiform and transgressive pipelike bodies of PGE bearing sulphide mineralization, which occur to a depth of 150 m in the coarse-grained amorthosite below the interval of stratabound mineralization." The speculation is that these pipelike bodies are "possibly analogous to the volatile channelways leading up through the footwall to the potholes of the Merensky Reef" or the "platiniferous pipes in the Upper Critical Zone of the Bushveld" in South Africa. Over 88% of the world's Pt and Pd supply comes from these deposits in South Africa. A mapping and sampling programs is planned to delineate these features.

The Company continues to actively acquire property in the area.

Property 3 - Black Butte Property

This property consists of the acquisition of approximately 1,200 acres by staking 75 claims near Stillwater Montana. The claims are located 1.5 miles east of the main stem of the Stillwater River in the Stillwater Complex, Montana. The claims are located along a key geological feature mapped as the Upper Banded series over a 4 mile strike length.

The new property consists of 3 blocks of claims. The claims cover up to 1,800 feet of the lower stratigraphic section of the Platinum and Palladium (PGE) bearing Lower Banded Series. This horizon is the host to the 26 mile long J. M. Reef, which contains the most developed PGE deposit. Based on review of previous geologic investigations, the area has some structural complexities consisting of transverse faults perpendicular to the strike of the J.M. Reef with lateral offsets that have shifted the mineralized horizon.

Contingent on financing, the company expects to launch an extensive exploration program on these three properties once the snow melts.


Gallaugher Property

On September 5, 1996, the Company entered into an agreement (the "Gallaugher Agreement") with Cliff and June Gallaugher ("Gallaughers") pursuant to which the Company was granted an exclusive option to purchase six unpatented mining claims located in the Elk City Mining District, Idaho County, Idaho.

Location and Access

The Gallaugher Property is accessed from Elk City, Idaho, which is located 60 miles east of Grangeville on State Highway 14. From State Highway 14, access to the Gallaugher Property is gained by turning north on USFS Road 443, past the intersection with the Erickson Ridge Road, which is the continuation of USFS 443, and continue 1 mile east to the American River. The Gallaugher Property contains several prospect pits and portals with the main one being the Alamance Mine. Services including lodging, fuel and groceries, which are available in Elk City and Grangeville. There is also a small landing strip for lighter aircraft at Elk City and an airport with fuel at Grangeville.

History

The Alamance Mine is reported as being a high grade, underground mine on two parallel, gold bearing, quartz veins. The main elements mine is on a quartz vein reportedly 4 to 5 feet in width, traceable for 500 feet at the surface and produced a small quantity of very rich ore in the early days of the camp. The mine was discovered and worked at the turn of the century and worked sporadically up until 1941. Allotta Resources had also optioned this property at one point in time and reportedly drilled several holes in the location of the veins but that information has not been located at this time.




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

Mineralization

The mineralization consists of gold hosted in 2 major veins striking easterly and dipping to the south. They are traceable on the surface for over 600 feet. The historic grade according to a report, published in 1909, was $12 per ton, which would be equivalent to approximately 0.6 ounces per ton.

The Gallaugher Property is in the exploration stage of development, and there is no assurance that a commercially viable ore deposit exists in any such properties until further exploration work and a comprehensive evaluation based upon unit cost, grade, recoveries and other factors conclude economic feasibility.

The option may be exercised by quarterly payments over a five-year period, totalling $150,000. The Company is required to pay $2,400 per quarter commencing March 5, 1997 (paid), $3,600 per quarter commencing March 5, 1998 (paid), $4,800 per quarter commencing March 5, 1999 (paid to date), $6,000 per quarter commencing March 5, 2000, $7,200 per quarter commencing March 5, 2001, and a final payment of $54,000 due by March 5, 2002. A third party receives a 10% finder's fee deducted from all option payments made by the Company to the optionor. In the event the Company places the claims into production, the Gallaughers will transfer the claims to the Company and the Gallaughers will receive $150,000 less all quarterly payments made. If the claims are not placed into production by September 5, 2002, then the Company shall have no further interest in the claims unless it pays the sum of $150,000 to the Gallaughers less all quarterly payments made. Until the Company exercises its option, the Company will have all rights of access and use of the claims to carry out certain activities, including the removal of minerals for testing and evaluation. The Company is to keep the claims in good standing by payment of all taxes and assessments. As at December 31, 1998, the Company has expended $24,650 on the acquisition and exploration costs of this property. The Company is currently renegotiating the agreement to substantially reduce the quarterly property payments.

Eckert Hill Property

The Eckert Hill Property is located 5 miles Northwest of Cottonwood, Idaho and consists of patented Reservation Lode claims totalling 320 acres. The Company leased this property from certain unaffiliated individuals ("Lessors") pursuant to an agreement dated June 28, 1993 (the "Eckert Hill Agreement").

During 1998, the Company terminated the lease and has written-off cumulative acquisition, exploration and development costs of $662,253. The Company has turned the property back to the underlying owners and is paying a storage fee for the building and the equipment that the Company continues to store at the site.


Tuxedo Property

By an agreement dated December 28, 1993 and a subsequent addendum, the Company acquired the right to investigate and negotiate for all current and future mineral rights regarding certain property located in Deer Lodge and Silver-Bow counties of Montana, for a cash payment of $100,000. Pursuant to an assignment dated September 30, 1994 and an underlying purchase and sale agreement dated June 1, 1994, the Company acquired the mineral rights to 1,380 acres in Silver-Bow County, Montana, for cash payment of $43,000. The underlying vendor retains a 3% net smelter return on the property.

During 1998, due to current market conditions, management has determined to continue to hold this patented property, but no ongoing work programs are currently contemplated. Accordingly, the property been written-down by $205,907 to a nominal carrying value.

Dean Mine and Mill Sites

In October, 1996, the Company entered into an agreement with St. George Metals, Inc. ("St. George"), an unaffiliated third party, to acquire all of St. George's interest in the mill site, mining property and equipment known as the "Dean Mine and Mill Sites" located in the Battle Mountain, Nevada area. In consideration thereof the Company paid $75,000 ($25,000 cash and acceptance of $50,000 in prior option payments) and agreed to issue 75,000 shares of the Company's common stock from treasury upon the completion of certain events. Pursuant to the terms of the agreement, the Company was to assume all liabilities for the required reclamation and neutralization of existing cyanide at the Dean Mill, the Dean Mine Property and various unpatented mining claims and pay for the required transfer of all permits to the Company. The agreement was conditional upon the Company entering into a satisfactory agreement with Domingo A. Calzacorta relating to the lease of the Dean Mine Property. The Company was unable to negotiate reasonable lease terms with Mr. Calzacorta. Accordingly, the Company has not issued the 75,000 shares of its stock, and the parties have mutually agreed that the Company will retain the data base and equipment acquired for the cash payments made and that the portion of the Agreement related to the shares and property were rescinded. The Company has re-evaluated the reclamation liability associated with the Dean Mine patent claims. The Company is of the opinion that the reclamation responsibility will be far greater than the $200,000 bond posted by St. George. Consequently, the Company has declined involvement in the Dean Mill site proper but has kept 16 unpatented mining claims on the Battle Mountain Gold Trend which are contiguous to the Dean Mine site and which have minimal or no reclamation liability associated with them.

During 1998, due to current market conditions, management has determined to continue to hold this unpatented property and to continue to pay the annual claim rental fees. However, no ongoing work programs are currently contemplated. Accordingly, the property has been written-down by $86,644 to a nominal carrying value.

Other Properties


S/S Ophir Property

The S/S Ophir Property, a portion of Claim Block X, consists of 343 claims located in the Nez Perce National Forest, approximately 152 miles north of Boise in Idaho County. The claims were purchased for consideration of $60,000 and 100,000 common shares of the Company, upon VSE acceptance of the purchase agreement.

During 1998, due to current market conditions and title concerns, management has dropped all claims and signed a quitclaim of these claims in favour of IMD. Accordingly, the related acquisition, exploration and development costs of $ 138,089 have been written-off.

Mineral Zone Property

On December 1, 1995, the Company entered into an agreement (the "Mineral Zone Agreement"), with IMD and Delbert Steiner, President and Director of the Company, to acquire certain property, known as the "Mineral Zone Property", located in the Elk City Mining District, Idaho County, Idaho in consideration for the payment of $1,710,000 over time. Regulatory approval of this agreement was held in abeyance by the regulatory authorities pending resolution of legal disputes with IMD. During 1997, the Company restaked the property due to title concerns over certain claims covered by the December 1, 1995 agreement.

Pursuant to the terms of a Global Settlement Agreement, reached in 1997, the Company terminated the agreement dated December 1, 1995 and the parties agreed to negotiate a new agreement. During 1998, IMD failed to provide proof of title and negotiations for purchase of the claims from IMD have been terminated. The Company is continuing to negotiate a satisfactory agreement on the claims of Mr.
D. Steiner, subject to regulatory approval.

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

History

The Mineral Zone Property was first discovered and mined in the late 1800's as a high-grade quartz vein system. The Mineral Zone Property was originally developed and mined from narrow underground adits. It was mined sporadically through the 1970's at which time a small open cut was developed over the deposit. Some limited tonnage was mined at that time and then the Mineral Zone Property was inactive until 1986 at which time Allotta Resources optioned the Mineral Zone Property from Idaho Mining and Development. Allotta Resources drilled approximately 21 core holes and 84 reverse circulation holes, totalling 25,000 feet and developed a small resource. At that time, the Mineral Zone Property was optioned to Billiton, a subsidiary of Shell Oil. Billiton continued with the reverse circulation drilling and developed a mineral inventory based on this drilling. A total of 112 drill holes across the Mineral Zone Property were used for calculation of geologic and grade models for the area. The Company has initiated some limited mapping and sampling which has returned assays as high as 2 ounces per ton. The Company is currently reviewing the historical data base and reconstructing the geologic model to define priority targets for future mapping and sampling, as well as drilling.

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

Mineralization

Gold mineralization occurs in a east/west striking steeply, south dipping quartz filled fracture zone. The host rocks are generally barren on the hanging wall side of the fault zone and consist of biotite gneiss and schist. The gold mineralization occurs in a sheared and brecciated schist and gneiss up to 50 feet thick and in vein quartz and gouge. The rocks show strong argillic sericite alteration with minor to moderate limonite staining. The depth of oxide has been reported to be in excess of 400 feet. Preliminary metallurgical work indicates an amenability to cyanide dissolution which would help with the economics of the project.

As at December 31, 1998, the Company has expended $13,349 on the acquisition and exploration costs of this property.


ITEM 3.  LEGAL PROCEEDINGS


Civil Suit by Joe Swisher and IMD

During 1996, a lawsuit was brought against the Company and Mr. D. Steiner, President and Director of the Company, by Mr. Joseph Swisher and IMD. The two plaintiffs sued for approximately $6,000,000 or a combination of shares of the Company plus cash for alleged non-payments, non-issuance of shares from treasury and alleged breaches of contractual obligations.

During 1996, the Company commenced a lawsuit against Mr. Joseph Swisher and Silver Crystal alleging that Silver Crystal breached certain agreements it had with the Company and that Mr. Swisher breached certain contractual obligations he owed to the Company.

Subsequent to December 31, 1997, the Company settled all lawsuits with Mr. Swisher and IMD. On April 29, 1998, the parties signed the Global Settlement Agreement, which causes all claims and counter-claims between the parties to be dismissed. A copy of this agreement is filed as an exhibit to this report. In full and final settlement of all existing and potential claims between and amongst the parties, the Company paid $100,000 to IMD. The Company recorded a gain on the settlement of the lawsuit of $223,946 in the fiscal year ended December 31, 1997.


Civil Suit Against Geoffrey Magnuson

The Company commenced a lawsuit against Geoffrey Magnuson, a former officer of the Company, in the District Court of the Second Judicial District of the State of Idaho, in and for the County of Nez Perce on September 26, 1997. The Company sued for diversion of corporate assets, conversion of corporate property, including but not limited to, books, records and geological data, breach of fiduciary duty and slander, and sought as relief: an order compelling Mr. Magnuson to account for his alleged misconduct in appropriating the Company's property and to pay to the Company the amount of such damage to the Company's business and goodwill; and an order mandating Mr. Magnuson to return all property belonging to the Company and to pay to the Company the amount of any damage to the Company.

On April 21, 1999, the Company filed a dismissal of this action, without prejudice.

Civil Suit by Gumprecht - Promissory Note

During 1997, a lawsuit was brought against the Company, IMD and Mr. Joseph Swisher by the plaintiffs, Thomas Gumprecht and Bonnie Witrak (the "Plaintiffs"). The Plaintiffs brought the action to collect on a promissory note dated October 19, 1995 entered into between the Plaintiffs and the Company in the amount of $250,000. In connection with the execution of the promissory note, the Company and Plaintiffs entered into a security agreement, which granted the Plaintiffs a security interest in certain assets. The Plaintiffs sought possession of certain assets, which included equipment located at the Eckert's Hill Mine and Mill site and at the Golden Eagle site. The Plaintiffs sought a judgment in the total amount of $308,000 for principal and interest up to and including October 1, 1997.

During 1998, the Company elected to allow a default to be entered in the lawsuit and the Court ordered the Company to pay the amount of $332,216 (paid) which included interest through May 17, 1998. The Plaintiffs' claim for attorney fees was denied by the Court and they have appealed this decision. The Company has indicated its willingness to attend a settlement conference to conclude this matter.


Civil Suit by Gumprecht - Share Exchange

During 1996, a lawsuit was brought against IMD and Mr. Joseph Swisher, by Thomas Gumprecht (the "Plaintiff"). During 1997, the Plaintiff filed an Amended Complaint which added the Company and Delbert and Elli Steiner as defendants (with IMD and Joseph Swisher, collectively the "Defendants"). The Plaintiff alleges that the Plaintiff made various loans to Idaho Non-Metallic Mineral, a company owned in part by Mr. Steiner and Mr. Swisher, in exchange for shares of Silver Crystal Mines and IMD. The Plaintiff claims that prior to December 1991, the parties to the lawsuit had an oral agreement to exchange the Plaintiff's shares in Silver Crystal and IMD for 250,000 of the Company's shares, which were owned by IMD. The Plaintiff is seeking transfer of such shares. The Defendants deny that any such oral agreement was made and have raised the statute of frauds and statute of limitations as defenses to the Plaintiff's claims.

During 1998, the claims for securities fraud and negligent misrepresentation were dismissed by the Court, on summary judgment. The remaining claims of the lawsuit are in the discovery phase and a trial date has been set for August 23, 1999. The Company is of the view that the allegations are generally without merit and will continue to defend such actions vigorously.


Civil Suit by Gumprecht - Derivative Action

Thomas Gumprecht and Kirke White (the "Plaintiffs") filed an Amended Complaint, Shareholders Direct and Derivative Action in the District Court of the Second Judicial District of the State of Idaho, in and for the County of Idaho on August 5, 1997. While the Complaint names the Company as a defendant on several pages, the Company is not named formally as a party to the Amended Complaint. The lawsuit makes allegations against Mr. Steiner and names the Company with respect to the transfer of various funds and alleged agreements between Mr. Steiner and the Plaintiffs set out more particularly as follows:

The Plaintiffs allege that Mr. Joseph Swisher was involved in the creation of the Company, an allegation that the Company denies. The Plaintiffs further allege that the Company paid Silver Crystal $800,000 for the construction of the Eckert's Hill Mine and Mill site which the Company admits. The Plaintiffs allege that such funds were diverted for the personal use of Mr. Joseph Swisher, which the Company denies. These funds were utilized by the Company for an independent metallurgical evaluation of the entire Swisher-Br Process and for general and administrative expenditures.

The Plaintiffs alleged that an agreement was made in August of 1995 by the Company to exchange the Plaintiffs' stock in Silver Crystal for that of the Company. The Company admits an offer was made to this effect but denies that such offer was accepted and as a result no agreement was formed.

The Plaintiffs allege that Mr. Steiner solicited funds from the Plaintiffs while acting as their attorney and deposited such funds into his attorney/client trust account and/or his attorney general business account. The Plaintiffs allege such funds were given to Mr. Steiner in exchange for stock in the Company which was not delivered. The Plaintiffs allege that the solicitation of funds, the depositing of such funds into Mr. Steiner's client accounts, the disbursement of such funds without accounting, and the failure to transfer stock to the Plaintiffs exhibits negligence by failure to exhibit the care expected of a reasonably prudent attorney acting in the same or similar circumstances in the same or similar community. Mr. Steiner specifically denies soliciting funds from the Plaintiffs and states that the disbursement of such funds was undertaken at the instruction of the Plaintiff, Mr. Gumprecht. Mr. Steiner further denies the remainder of the aforementioned allegations.

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

The action has been put on hold pending the plaintiffs locating a shareholder who is willing to represent a class of Silver Crystal shareholders. No specific allegations nor claims are made against the Company.

The Company is of the view that the allegations are generally without merit and will continue to defend such actions vigorously.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the Company's security holders during the fourth quarter of fiscal 1998.


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

The following table sets forth the volume and the high and low sales prices (in Canadian dollars) for the common stock of the Company regarding the quarterly periods set forth therein, as reported by the VSE.

--------------------------------- ------------------------------ ------------------------------ ----------------------
         Quarter Ended                       Volume                          High                        Low
--------------------------------- ------------------------------ ------------------------------ ----------------------
--------------------------------- ------------------------------ ------------------------------ ----------------------
           12/31/1998                        145,324                         $0.28                      $0.15
--------------------------------- ------------------------------ ------------------------------ ----------------------
--------------------------------- ------------------------------ ------------------------------ ----------------------
           9/30/1998                         90,097                          $0.36                      $0.20
--------------------------------- ------------------------------ ------------------------------ ----------------------
--------------------------------- ------------------------------ ------------------------------ ----------------------
           6/30/1998                         243,717                         $0.42                      $0.20
--------------------------------- ------------------------------ ------------------------------ ----------------------
--------------------------------- ------------------------------ ------------------------------ ----------------------
           3/31/1998                         340,104                         $0.35                      $0.16
--------------------------------- ------------------------------ ------------------------------ ----------------------
--------------------------------- ------------------------------ ------------------------------ ----------------------
           12/31/1997                        367,439                         $0.65                      $0.18
--------------------------------- ------------------------------ ------------------------------ ----------------------
--------------------------------- ------------------------------ ------------------------------ ----------------------
           9/30/1997                         579,466                         $0.90                      $0.41
--------------------------------- ------------------------------ ------------------------------ ----------------------
--------------------------------- ------------------------------ ------------------------------ ----------------------
           6/30/1997                         103,050                         $0.95                      $0.60
--------------------------------- ------------------------------ ------------------------------ ----------------------
--------------------------------- ------------------------------ ------------------------------ ----------------------
           3/31/1997                         514,633                         $1.40                      $0.75
--------------------------------- ------------------------------ ------------------------------ ----------------------




-------------------------------- ------------------------------ ------------------------------ ----------------------
         Quarter Ended                       Volume                          High                        Low
--------------------------------- ------------------------------ ------------------------------ ----------------------
--------------------------------- ------------------------------ ------------------------------ ----------------------
           12/31/1996                        296,685                         $3.50                      $1.20
--------------------------------- ------------------------------ ------------------------------ ----------------------
--------------------------------- ------------------------------ ------------------------------ ----------------------
           9/30/1996                         375,375                         $4.45                      $2.70
--------------------------------- ------------------------------ ------------------------------ ----------------------
--------------------------------- ------------------------------ ------------------------------ ----------------------
           6/30/1996                         463,479                         $4.25                      $1.70
--------------------------------- ------------------------------ ------------------------------ ----------------------
--------------------------------- ------------------------------ ------------------------------ ----------------------
           3/31/1996                         73,307                          $2.05                      $1.45
--------------------------------- ------------------------------ ------------------------------ ----------------------

There are approximately 213 registered shareholders of the Company's common stock, which includes some of the holders who purchased on the VSE and those whose shares of the Company's common stock were acquired pursuant to private sales, who together hold in total 9,434,650 of such stock as at December 31, 1998.

No dividends were paid with respect to the Company's common stock for 1998, and the Company does not plan to declare dividends in the foreseeable future.


Unregistered Sales of Securities

The following information describes the securities the Company has sold within the past three years without registering the securities under the Securities Act.


Property Transactions

On March 24, 1997 and September 2, 1997, the Company issued common shares to Idaho Gold as partial consideration for the acquisition of certain resource properties from Idaho Gold, pursuant to an agreement dated December 11, 1995 between the Company and Idaho Gold. The particulars in regard to the number of shares, resource properties and price were as follows:

-------------------------- ----------------------- ----------------------- ----------------------- -----------------------
                                 Number of
        Property               Shares Issued            Date Issued         Price per Share (C)      Total Proceeds (C)
-------------------------- ----------------------- ----------------------- ----------------------- -----------------------
     Buffalo Gulch                 60,000              March 24, 1997              $1.15                  $69,000
-------------------------- ----------------------- ----------------------- ----------------------- -----------------------
-------------------------- ----------------------- ----------------------- ----------------------- -----------------------
     Buffalo Gulch                 60,000            September 2, 1997             $1.15                  $69,000
-------------------------- ----------------------- ----------------------- ----------------------- -----------------------
-------------------------- ----------------------- ----------------------- ----------------------- -----------------------
     Deadwood                      35,000              March 24, 1997              $1.15                  $40,250
-------------------------- ----------------------- ----------------------- ----------------------- -----------------------
-------------------------- ----------------------- ----------------------- ----------------------- -----------------------
     Deadwood                      35,000            September 2, 1997             $1.15                  $40,250
-------------------------- ----------------------- ----------------------- ----------------------- -----------------------
-------------------------- ----------------------- ----------------------- ----------------------- -----------------------
     Friday                        30,000              March 24, 1997              $1.15                  $34,500
-------------------------- ----------------------- ----------------------- ----------------------- -----------------------
-------------------------- ----------------------- ----------------------- ----------------------- -----------------------
     Friday                        30,000            September 2, 1997             $1.15                  $34,500
-------------------------- ----------------------- ----------------------- ----------------------- -----------------------
-------------------------- ----------------------- ----------------------- ----------------------- -----------------------
     TOTAL                        250,000                                                                 $287,500
-------------------------- ----------------------- ----------------------- ----------------------- -----------------------







Private Placement pursuant to May 1996 Offering Memorandum

On September 11, 1996, the VSE accepted for filing the Company's non-brokered Private Placement of 477,950 units. The Private Placement was concluded in two tranches, with each tranche having its own unique unit pricing and rights. The shares and warrants comprising the units of the two tranches were issued effective September 12, 1996. The tranches and the private placees were as follows:

Private Placement - September 12, 1996 - 100,000 Units

Effective September 12, 1996, the Company issued by way of a private placement a total of 100,000

Units at a price of C$2.00 per Unit, with each Unit consisting of one common share and one non-transferable common share purchase warrant. Each Warrant entitles the holder to purchase an additional common share for a term of one year at a price of C$2.00 per share. The total offering price was C$200,000. The private placee was as follows:

-------------------------------- ----------------------------- ----------------------------- -----------------------------


             Name                 Number of Units Purchased         Price per Unit (C)            Total Proceeds (C)
-------------------------------- ----------------------------- ----------------------------- -----------------------------

Delbert W. Steiner(1)                      100,000                        $2.00                        $200,000
-------------------------------- ----------------------------- ----------------------------- -----------------------------

(1) Delbert W. Steiner is the President, Chief Executive Officer and a Director of the Company.

Private Placement - September 12, 1996 - 377,950 Units

Effective September 12, 1996, the Company issued by way of a private placement a total of 377,950 Units at a price of $3.50 per Unit, with each Unit consisting of two common shares and one non-transferable common share purchase warrant. Each Warrant entitles the holder to purchase an additional common share for a term of two years at a price of $1.75 per share during the first year and $2.75 per share during the second year. The total offering price was US$1,322,825. The private placees were as follows:

-------------------------------- ----------------------------- ----------------------------- -----------------------------
                                          Number of
             Name                      Units Purchased             Price per Unit (US)            Total Proceeds(US)
-------------------------------- ----------------------------- ----------------------------- -----------------------------

J.T. Blackfield Partners (1)               377,950                        $3.50                       $1,322,835
-------------------------------- ----------------------------- ----------------------------- -----------------------------

(1) Theodore Tomasovich, a director of the Company, is the President of J.T. Blackfield Partners.



Private Placement - November 12, 1997 Offering Memorandum

On November 12, 1997, the Company announced a private placement of a maximum of 1,786,458 units (the "Units") at a price of C$0.60 of which 1,763,233 were subscribed for, resulting in net proceeds to the Company of C$1,057,940. Each Unit consisted of one common share and one non-transferable share purchase warrant. The Tomasovich Family Trust (the "Trust"), Theodore Tomasovich being both Trustee of the Trust and a Director of the Company, subscribed for 927,062 Units. Bernd Struck, being the brother of Wilfried Struck, V.P., Mining and Exploration of the Company, subscribed in both his personal capacity for 25,890 Units and in his capacity as beneficial owner of Cardinal Forest Consulting Company Ltd. for 25,889 Units. The VSE accepted the private placement on March 18, 1998 and the shares were issued from treasury on the same day.


Private Placement - February 3, 1999

On February 3, 1999, the Company announced a private placement of a maximum of 2,000,000 units (the "Units"), at a price of C$0.15, resulting in net proceeds to the Company of C$200,000. Each Unit consisted of one common share and one non-transferable share purchase warrant. Mr. Del Steiner a Director of the Company, subscribed for 758,000 Units. Kenneth A. Scott, the Chief Financial Officer of the Company, subscribed in his capacity as beneficial owner of Kenneth A. Scott, Inc. for 100,000 Units. Bernd Struck, being the brother of Wilfried Struck, V.P., Mining and Exploration of the Company, subscribed in his capacity as beneficial owner of Cardinal Forest Consulting Company Ltd. for 100,000 Units. The VSE accepted the private placement on March 24, 1999 and the shares were issued from treasury on March 29, 1999.

Debt Settlement Agreements - September 30, 1997

Pursuant to a series of agreements dated September 30, 1997 entered into by the Company and certain of its creditors, the Company issued shares of stock in settlement of certain debts owed to various parties including parties related to the Company. All of the agreements were approved by the VSE on March 18, 1998 and 567,209 shares were issued on April 21, 1998.

The Company entered into a debt settlement agreement (the "Steiner Agreement") dated September 30, 1997 with Mr. Delbert Steiner, President and a Director of the Company, pursuant to which the Company issued shares in settlement of certain debts owed to Mr. Steiner by the Company. The debts owed to Mr. Steiner resulted from loans he made to the Company and interest thereon. The total amount due and owing to Mr. Steiner by the Company at September 30, 1997 was $135,672. Pursuant to the Steiner Agreement, the parties settled for $130,975. Mr. Steiner agreed to accept 247,781 common shares of the Company deemed to be issued at a price of C$0.73 per share in settlement of the debt owed.

The Company entered into a debt settlement agreement (the "Tomasovich Agreement") dated September 30, 1997, with the Tomasovich Family Trust (the "Trust"), Mr. Theodore Tomasovich being both Trustee of the Trust and a Director of the Company, pursuant to which the Company issued shares in settlement of debts owed to the Trust. As at September 30, 1997, the Company owed the Trust the total amount of $40,774 representing a promissory note and interest. Pursuant to the Tomasovich Agreement, the parties agreed to the issuance of 77,137 common shares of the Company deemed to be issued at a price of C$0.73 per share in settlement of the debt owed.

The Company entered into a debt settlement agreement (the "Staley Agreement") dated September 30, 1997, with Staley, Okada, Chandler & Scott ("Staley, Okada"), Mr. Ken Scott being both a Partner of Staley, Okada and the Chief Financial Officer of the Company, pursuant to which the Company issued shares in settlement of certain debts owed to Staley, Okada. As at September 30, 1997, the Company owed Staley, Okada the amount of C$47,016 representing amounts for services rendered and interest thereon. Pursuant to the Staley Agreement, the parties agreed to the issuance of 64,407 common shares of the Company deemed to be issued at a price of C$0.73 per share in settlement of the debt owed.

The Company entered into a debt settlement agreement (the "Young Agreement") dated September 30, 1997, with Robert A. Young & Associates ("Young Inc."), Mr. Robert A. Young being both a partner of Young Inc. and a Director of the Company. At September 30, 1997, the Company issued shares in settlement of debts owed to Young Inc. in the amount of C$28,700 comprised of expenses and overhead relating to the Company's Vancouver office. Pursuant to the Young Agreement, the parties agreed to the issuance of 39,315 common shares of the Company deemed to be issued at a price of C$0.73 per share in settlement of the debt owed.

The Company entered into a debt settlement agreement (the "Struck Agreement") dated September 30, 1997 with Mr. Wilfried Struck, V.P. Mining and Exploration for the Company, pursuant to which the Company issued shares in settlement of debts owed to Mr. Struck. As at September 30, 1997, the amount of $20,387 was owed to Mr. Struck representing unpaid wages and interest thereon. Pursuant to the Struck Agreement, the parties agreed to the issuance of 38,569 common shares of the Company deemed to be issued at a price of C$0.73 per share in settlement of the debt owed.

In summary, a total of 467,209 common shares of the Company were deemed to be issued to related parties at a price of C$0.73 for a total reduction in debt of C$341,063.


Convertible Debt Issuances:

Convertible Loan Agreement #1

On April 9, 1998, the Company entered into a Convertible Loan Agreement regarding a promissory note dated January 23, 1998 with the Tomasovich Family Trust (the "Trust"), Theodore Tomasovich being both Trustee of the Trust and a Director of the Company. The Company borrowed $100,000 repayable to the Trust on or before January 23, 2000 (the "Maturity Date") bearing interest at 9% per annum. After June 17, 1998, the Trust could require the Company to convert all or any portion of the principal amount of the loan advanced and then outstanding into units ("Units") at a conversion price of one Unit for each C$0.26 of indebtedness until and including January 23, 1999 and at a conversion price of one Unit for each C$0.31 of indebtedness during the period from January 24, 1999 until the Maturity Date for a maximum of 546,154 units if the principal amount is converted in its entirety by January 23, 1999 and a maximum of 458,065 units if the principal amount is converted in its entirety between January 24, 1999 and the Maturity Date. Each Unit consisted of one common share and one non-transferable common share purchase warrant with each warrant being exercisable at a price of C$0.26 per share until January 23, 1999 and C$0.31 per share from January 24, 1999 to the Maturity Date. The Convertible Loan Agreement was accepted by the VSE on June 22, 1998.

In accordance with Canadian generally accepted accounting principles, the $100,000 convertible security instrument has been allocated $73,784 to notes payable and $26,216 to equity (as convertible securities) based upon the fair value of the equity component. As the equity component is not detachable, the amount would be recorded as $100,000 notes payable, for U.S. generally accepted accounting principles. (See Note 12 to the Company's December 31, 1998 Financial Statements.)

Subsequent to December 31, 1998, the holder of the convertible loan agreement requested conversion of the note payable and on January 20, 1999 the Company issued 546,154 units to the holder. Each Unit consists of one common share and one non-transferable common share purchase warrant with each warrant being exercisable at a price of C$0.31 per share until January 23, 2000. The Company reduced notes payable by $73,784, reduced convertible securities by $13,108 and increased share capital by $86,892 on conversion of these notes. The remaining $13,108 of equity remains in convertible securities until the related warrants are exercised.


Convertible Loan Agreement #2

On April 9, 1998, the Company entered into Convertible Loan Agreement #2 regarding a promissory note dated March 31, 1998 with the Trust, as lender. The Company borrowed $110,000 repayable to the Trust on or before March 31, 2000 (the "Maturity Date") bearing interest at 9% per annum. After June 17, 1998, the Trust could require the Company to convert all or any portion of the principal amount of the loan advanced and then outstanding into units ("Units") at a conversion price of one Unit for each C$0.26 of indebtedness until and including March 31, 1999 and at a conversion price of one Unit for each C$0.31 of indebtedness during the period from April 1, 1999 until the Maturity Date for a maximum of 600,769 units if the principal amount is converted in its entirety by March 31, 1999 and a maximum of 503,870 units if the principal amount is converted in its entirety between April 1, 1999 and the Maturity Date. Each Unit consisted of one common share and one non-transferable common share purchase warrant with each warrant being exercisable at a price of C$0.26 per share until March 31, 1999 and C$0.31 per share from April 1, 1999 to the Maturity Date. The Convertible Loan Agreement was accepted by the VSE on June 22, 1998.


In accordance with Canadian generally accepted accounting principles, the $110,000 convertible security instrument has been allocated $81,162 to notes payable and $28,838 to equity based upon the fair value of the equity component. As the equity component is not detachable, the amount would be recorded as $110,000 notes payable, for U.S. generally accepted accounting principles. (See
Note 12 to the Company's December 31, 1998 Financial Statements.)

Subsequent to December 31, 1998, the holder of the convertible loan agreement requested conversion of the note payable and on March 23, 1999 the Company issued 600,769 units to the holder. Each Unit consisted of one common share and one non-transferable common share purchase warrant with each warrant being exercisable at a price of C$0.31 per share until March 31, 2000. The Company reduced notes payable by $81,162, reduced convertible securities by $14,419 and increased share capital by $95,581 on conversion of these notes. The remaining $14,419 of equity remains in convertible securities until the related warrants are exercised.



Convertible Loan Agreement #3

On May 15, 1998, the Company as borrower, entered into Convertible Loan Agreement #3 with the Trust as lender for $150,000 repayable on or before May 15, 2000 (the "Maturity Date") bearing interest at 9% per annum. After June 17, 1998, the Trust may require the Company to convert all or any portion of the principal amount of the loan advanced and then outstanding into units ("Units") at a conversion price of one Unit for each C$0.23 of indebtedness until and including May 15, 1999 and at a conversion price of one Unit for each C$0.28 of indebtedness during the period from May 16, 1999 until the Maturity Date for a maximum of 932,608 units if the principal amount is converted in its entirety by May 15, 1999 and a maximum of 766,071 units if the principal amount is converted in its entirety between May 16, 1999 and the Maturity Date. Each Unit consists of one common share and one non-transferable common share purchase warrant with each warrant being exercisable at a price of C$0.23 per share until May 15, 1999 and C$0.28 per share from May 16, 1999 to the Maturity Date. The Convertible Loan Agreement was accepted by the VSE on June 22, 1998.

In accordance with Canadian generally accepted accounting principles, the $150,000 convertible security instrument has been allocated $110,830 to notes payable and $39,170 to equity (as convertible securities) based upon the fair value of the equity component. As the equity component is not detachable, the amount would be recorded as $150,000 notes payable, for U.S. generally accepted accounting principles. (See Note 12 to the Company's December 31, 1998 Financial Statements.)


Convertible Loan Agreement #4

On September 10, 1998, the Company as borrower, entered into Convertible Loan Agreement #4 with the Trust as lender for $250,000 repayable on or before September 10, 2000 (the "Maturity Date") bearing interest at 9% per annum. The Trust may require the Company to convert all or any portion of the principal amount of the loan advanced and then outstanding into units ("Units") at a conversion price of one Unit for each C$0.17 of indebtedness until and including September 10, 1999 and at a conversion price of one Unit for each C$0.22 of indebtedness during the period from September 11, 1999 until the Maturity Date for a maximum of 2,227,941 units if the principal amount is converted in its entirety by September 10, 1999 and a maximum of 1,721,590 units if the principal amount is converted in its entirety between September 11, 1999 and the Maturity Date. Each Unit consists of one common share and one non-transferable common share purchase warrant with each warrant being exercisable at a price of C$0.17 per share until September 10, 1999 and C$0.22 per share from September 11, 1999 to the Maturity Date. The Convertible Loan Agreement was accepted by the VSE on November 3, 1998 as to $191,060 and on December 11, 1998 as to the remaining $58,940.

In accordance with Canadian generally accepted accounting principles, the $250,000 convertible security instrument has been allocated $183,162 to notes payable and $66,838 to equity based upon the fair value of the equity component. As the equity component is not detachable, the amount would be recorded as $250,000 notes payable, for U.S. generally accepted accounting principles. (See
Note 12 to the Company's December 31, 1998 Financial Statements.)




Convertible Loan Agreement #5

On October 1, 1998, the Company as borrower, entered into Convertible Loan Agreement #5 with the Trust as lender for $322,000 repayable on or before October 1, 2000 (the "Maturity Date") bearing interest at 9% per annum. The Trust may require the Company to convert all or any portion of the principal amount of the loan advanced and then outstanding into units ("Units") at a conversion price of one Unit for each C$0.20 of indebtedness until and including October 1, 1999 and at a conversion price of one Unit for each C$0.25 of indebtedness during the period from October 2, 1999 until the Maturity Date for a maximum of 2,466,681 units if the principal amount is converted in its entirety by October 1, 1999 and a maximum of 1,973,732 units if the principal amount is converted in its entirety between October 2, 1999 and the Maturity Date. Each Unit consists of one common share and one non-transferable common share purchase warrant with each warrant being exercisable at a price of C$0.20 per share until October 1, 1999 and C$0.25 per share from October 2, 1999 to the Maturity Date. The Convertible Loan Agreement was accepted by the VSE on November 20, 1998 as to $300,000 and on December 10, 1998 as to the remaining $22,000.

In accordance with Canadian generally accepted accounting principles, the $322,000 convertible security instrument has been allocated $233,200 to notes payable and $88,800 to equity based upon the fair value of the equity component. As the equity component is not detachable, the amount would be recorded as $322,000 notes payable, for U.S. generally accepted accounting principles. (See
Note 12 to the Company's December 31, 1998 Financial Statements.)




Convertible Loan Agreement #6

On January 28, 1999, the Company as borrower, entered into Convertible Loan Agreement #6 with the Trust as lender for $115,000 repayable on or before January 28, 2001 (the "Maturity Date") bearing interest at 9% per annum. The Trust may require the Company to convert all or any portion of the principal amount of the loan advanced and then outstanding into units ("Units") at a conversion price of one Unit for each C$0.15 of indebtedness until and including January 28, 2000 and at a conversion price of one Unit for each C$0.20 of indebtedness during the period from January 29, 2000 until the Maturity Date for a maximum of 1,172,847 units if the principal amount is converted in its entirety by January 28, 2000 and a maximum of 879,635 units if the principal amount is converted in its entirety between January 29, 2000 and the Maturity Date. Each Unit consists of one common share and one non-transferable common share purchase warrant with each warrant being exercisable at a price of C$0.15 per share until January 28, 2000 and C$0.20 per share from January 29, 2000 to the Maturity Date. The Convertible Loan Agreement was accepted by the VSE on February 9, 1999.

In accordance with Canadian generally accepted accounting principles, the $115,000 convertible security instrument has been allocated $72,778 to notes payable and $42,222 to equity based upon the fair value of the equity component. As the equity component is not detachable, the amount would be recorded as $115,000 notes payable, for U.S. generally accepted accounting principles.


Taxation

The following summary discusses only the Canadian federal income tax considerations generally applicable to a holder ("Holder") of one or more common shares of the Company who for the purposes of the Income Tax Act (Canada) (the "Act") is a non-resident of Canada who holds his common shares as capital property. The summary deals with the provisions of the Act in force on December 31, 1998 and all specific proposals to amend the Act publicly announced by the Minister of Finance (Canada) prior to December 31, 1998. It does not discuss all the tax consequences that may be relevant to particular Holders in light of their circumstances or to Holders subject to special rules. It is therefore not intended to be, nor should it be construed to be, legal or tax advice to any Holder of common shares of the Company and no opinion or representation with respect to the Canadian income tax consequences to any such Holder or prospective Holder is made. Holders and prospective Holders should therefore consult their own tax advisers with respect to their particular circumstances.

Dividends

A Holder will be subject to Canadian withholding tax ("Part XIII Tax") equal to 25%, or such lower rate as may be available under an applicable tax treaty, of the gross amount of any dividend paid or deemed to be paid on his common shares. Under the Canada-U.S. Income Tax Convention (1980) as it applied on December 31, 1998 (the "Treaty"), the rate of Part XIII Tax applicable to a dividend on common shares paid to a Holder who is a resident of the United States is, if the Holder is the beneficial owner of the dividend and is a company that owns at least 10% of the voting stock of the Company, 5% and, in any other case, 15% of the gross amount of the dividend. The Company will be required to withhold the applicable amount of Part XIII Tax from each dividend so paid and remit the withheld amount directly to the Receiver General for Canada for the account of the Holder.

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

Results of Operations


Fiscal 1998 Compared with 1997

The Company is in the exploration stage and has yet to generate revenue from production; however, in a prior year the Company received some revenues from optioning interests in certain of its properties to establish a joint venture relationship. The Company continues to explore its mineral properties in an effort to establish proven ore resources.

In 1998, the Company did not receive any revenues compared to $165,000 received in 1997 from granting an option over certain of its resource properties. Furthermore, general and administrative expenses decreased by $268,124 from 1997, the decrease resulting primarily from: (i) a decrease in wages, fees and benefits of $62,785 as a result of having fewer employees in 1998 as compared to 1997; (ii) reduced shareholder relations expenses of $101,747; (iii) reduced professional fees of $41,882 as a result of the settlement of the disputes with Mr. J. Swisher and IMD; and (iv) other general cost cutting measures employed by management.

During 1998, the Company expended cash of $158,434 (1997 - $374,442), and cash equivalent share issuances2 of $Nil (1997 - $185,250), for a total of $158,434 (1997 - $559,692) on its resource property exploration, development and acquisition program. See the schedule of non-cash investing and financing activities included as part of the Consolidated Statements of Cash Flows in the Company's December 31, 1998 Financial Statements. The 1998 decrease was due to cost cutting measures necessitated by the effect of the current precious metal prices on the Company's Buffalo Gulch Property together with its joint venture partner covering all costs of the Petsite and Deadwood projects. During 1998, the Company wrote off or wrote down certain property rights and processing equipment for a total charge of $1,705,167 (1997 - $1,363,505).

In 1997, the Company recorded income from two unusual items: (i) a gain on settlement of certain lawsuits; and (ii) a gain on settlement of certain debts. These two items provided other income of $403,084 in 1997. There was no similar other income in 1998. For U.S. purposes, these gains would receive treatment as extraordinary items. (See Note 12 to the Company's December 31, 1998 Financial Statements.)

In regard to the Petsite Project, the Company's joint venture partner, Kinross Gold reported expenditures of $362,256 during 1998 on the joint venture phase of the project. In order to allow Kinross to meet its 1998 expenditure requirement on the Deadwood project, $10,592 of the amount reported was credited to the Deadwood project. After this transfer, Kinross has reported to have spent $351,664 and the Company's carried share of these expenditures, would amount to $105,499. The Company's carried share is treated as a loan and bears interest at bank prime plus 2% compounded quarterly. The principal together with accrued interest is contingently repayable from 85% of the Company's share of the proceeds of production or from its share of proceeds on sale of the property, if any. Should the Company's share of any such proceeds be insufficient to repay the loan, then the balance shall be forgiven. Certain of the 1998 balances, confirmed by Kinross, are disputed by the Company and may result in a reduction in the amount expended by Kinross and the Company's carried balance.

In regard to the Friday Property, the Company has completed the issuance of the remaining 30,000 shares of the Company's stock to IGC during 1997, and completed exploration and development expenses, with Kinross, which are in excess of the $135,000 option requirement. As of December 31,

_______________
2.   For more information,  please see the Consolidated  Statement of Changes in
     Shareholder's   Equity  in  the  Company's   December  31,  1998  Financial
     Statements.

1998, $156,000 in advance royalty payments to underlying royalty interests were made on behalf of the Company by its joint venture partner, Kinross, which is responsible for such payments pursuant to their joint venture arrangement with the Company.

In regard to the Deadwood Project, during 1997 the Company granted Kinross the right to participate in a joint venture to earn up to an 80% interest in the Deadwood Property. Cyprus paid the Company a total of $165,000 pursuant to this option in 1997, of which $50,000 remains in trust to December 31, 1998. Subsequent to December 31, 1998, the $50,000 was released from trust to the Company. The Company has completed exploration and development expenses in the amount of $24,838 (excluding acquisition costs) to December 31, 1998. Kinross has confirmed expenditures of $305,344 to December 31, 1998, for a total of $330,182 spent on the property. Subsequent to December 31, 1998, the Company received notice from Kinross of its withdrawal from the joint venture prior to earning any interest in the property.

As a result, the Company will continue with annual claim rental fees and property payments to maintain the property. Geological expenditures will be reduced and consist of expenditures related to the review of the Cyprus/Kinross data and geochemical and geophysical results.. An exploration program will be prepared to assist in locating a new joint venture partner.

In regard to the Buffalo Gulch Property, the Company has completed exploration and development expenses in the aggregate of $600,175 (1997 - $306,144). The Company is also responsible for the following certain payments pursuant to three agreements underlying the Buffalo Gulch Property. Black Bear Agreement - the Company has made the required quarterly payments of $3,600 and minimum annual expenditure of $3,000 for 1998. Whiskey Jack Agreement - the Company has made the required quarterly payments of $1,000 for 1998. Gray Estates Agreement the Company has made the required quarterly advance royalty payments of $6,000 for 1998.

All of the Company's resource properties continue to be explored on the basis of independent engineering report recommendations and a determination as to whether the properties contain resources has yet to be made. Management has presently written down to net realizable value or written off the Eckert's Hill, Tuxedo, Dean Mine and Mill Sites, S/S Ophir, Golden Eagle and other properties.

The net loss for the year was $2,396,731 as a result of the write-offs and write-downs of resource properties and was higher (39.0%) than the net loss of $1,724,219 for the year ended 1997.

Under Canadian generally accepted accounting principles, no value is attributed on the release of performance shares from escrow and accordingly, no executive remuneration expense is recorded. Under U.S. generally accepted accounting principles, the Company must record executive remuneration when the performance shares are eligible for release from escrow. The Company issued 750,000 shares at the time of its initial public offering to the original principal founders of the Company at a price of C$0.01 per share, subject to the terms of an escrow agreement. The number of shares released from escrow is calculated on an annual basis as the Company expends qualifying amounts on its exploration and development programs, and the Company must seek regulatory approval for each release. The Company completed the entire amount of qualifying expenditures by December 31, 1996. During 1998 and 1997, the Company did not apply for release of any escrowed shares, and accordingly, for U.S. purposes, no executive remuneration expense was incurred and there was no corresponding change in share capital. The executive remuneration is a deemed amount and would be based upon the fair market value of the Company's common shares during 1998. (See Notes 5 and 12 to the Company's December 31, 1998 Financial Statements and Security Ownership of Certain Beneficial Owners and Management - Shares of the Company held in Escrow.)


Fiscal 1997 Compared with 1996

The Company is in the exploration stage and has yet to generate revenue from production; however, the Company has received some revenues from optioning
interests  in  certain  of  its   properties   to  establish  a
joint venture relationship. The Company continues to explore its mineral properties in an effort to establish proven ore resources.

In 1997, the Company received revenue of $165,000 from granting an option over certain of its resource properties. Furthermore, general and administrative expenses increased by $191,252 from 1996, the increase resulting primarily from:
(i) increased wages and salary expenses ($266,284 vs $157,831); and (ii) an increase in shareholder information expenses ($127,135 vs 68,741). These increases were partially offset by a decrease in office and general expenses ($65,223 vs $80,828).

During 1997, the Company expended cash of $374,442, and cash equivalent share issuances3 of $185,250, for a total of $559,692 on its resource property exploration, development and acquisition program as compared to $500,516 in 1996. The actual amount expended in 1996 was $683,816 which was reduced by $183,300 of BLM claim rental fees which were accrued in earlier years and reversed in 1996. See the schedule of non-cash investing and financing activities included as part of the Consolidated Statements of Cash Flows in the Company's December 31, 1998 Financial Statements. The 1997 increase was due to significant property payments and exploration work performed on the Company's Buffalo Gulch Property. The Company wrote off processing equipment and abandoned certain property rights for a total charge of $1,363,505 in 1997.

The Company recorded income from two unusual items: (i) a gain on settlement of certain lawsuits; and (ii) a gain on settlement of certain debts. These two items provided other income of $403,084 in 1997. For U.S. purposes, these gains would receive treatment as extraordinary items. (See Note 12 to the Company's December 31, 1998 Financial Statements.)



In regard to the Petsite Project, the Company's joint venture partner, Kinross Gold completed the following in order to maintain its rights to earn a 70% interest in the Project: Kinross made a required cash payment of $50,000 to the Company, contributed certain of its unpatented mining claims to the joint venture, completed $1,500,000 of cumulative exploration and development expenditures and maintained the unpatented claims within the project during the earn in period. Subsequent to December 31, 1997, Kinross has advised the Company that it had completed its requirements to earn its 70% interest in the project, for more information see Item 2 - Description of Property - Petsite Joint Venture.

In regard to the Friday Property, the Company has completed the issuance of the remaining 30,000 shares of the Company's stock to IGC, and has completed exploration and development expenses, with Kinross, which are in excess of the $135,000 option requirement. As of December 31, 1997, $144,000 in advance royalty payments to underlying royalty interests were made on behalf of the Company by its joint venture partner, Kinross, which is responsible for such payments pursuant to their joint venture arrangement with the Company.

In regard to the Deadwood Project, during 1997 the Company granted Kinross the right to participate in a joint venture to earn up to an 80% interest in the Deadwood Property. Kinross paid the Company a total of $165,000 pursuant to this option in 1997, of which $50,000 remains in trust. Furthermore, the Company has completed the issuance of the remaining 35,000 shares of the Company's stock to IGC as well as completed exploration and development expenses in the amount of $24,838 (excluding acquisition costs) during the year. Kinross has confirmed expenditures of $239,408 to December 31, 1997, for a total of $264,246 spent on the property.

In regard to the Buffalo Gulch Property, the Company has completed the issuance of the remaining


__________
3.   Fore more information, please see the Consolidated Statements of Changes in
     Shareholder's   Equity  in  the  Company's   December  31,  1998  Financial
     Statements.

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

The net loss for the year was $1,724,219, and was substantially larger (33.2%) than the net loss for the year ended 1996 as a result of the increased write-off of processing equipment.

Under Canadian generally accepted accounting principles, no value is attributed on the release of performance shares from escrow and accordingly, no executive remuneration expense is recorded. Under U.S. generally accepted accounting principles, the Company must record executive remuneration when the performance shares are eligible for release from escrow. The Company issued 750,000 shares at the time of its initial public offering to the original principal founders of the Company at a price of C$0.01 per share, subject to the terms of an escrow agreement. The number of shares released from escrow is calculated on an annual basis as the Company expends qualifying amounts on its exploration and development programs, and the Company must seek regulatory approval for each release. The Company completed the entire amount of qualifying expenditures by December 31, 1996. During 1997, the Company did not apply for release of any escrowed shares, and accordingly, for U.S. purposes, no executive remuneration expense was incurred and there was no corresponding change in share capital. The executive remuneration is a deemed amount and would be based upon the fair market value of the Company's common shares during 1997. (See Notes 5 and 12 to the Company's December 31, 1998 Financial Statements and Security Ownership of Certain Beneficial Owners and Management - Shares of the Company held in Escrow.)


Liquidity and Capital Resources

The Company anticipates, based on currently proposed plans and assumptions relating to its operations and exploration activities, that if the market is conducive to fund raising, the Company will raise and spend $500,000 on exploration and development activities on the Buffalo Gulch, Mineral Zone and Dixie projects in 1999. The Company is on an accelerated exploration time frame on the platinum/palladium properties in Montana, such that if the market is conducive to fund raising, the Company will raise and spend $500,000 in 1999 on mapping, sampling, geochemical, geophysical and some limited drilling.

The Company requires approximately $250,000 for general and administrative expenses for the ensuing twelve month period and $9,527 for payments on its notes payable. For the immediate future, funding will be raised by equity and debt financing, including, but not limited to private placements and the exercise of stock options and warrants.

The remaining proceeds of private placements and the exercise of stock options will be reserved for general working capital purposes and to reduce current liabilities.

The Company has $9,527 in payments on notes payable due in the next year. The balance represents the expected principal reduction of the Company's $13,070 and $5,000 notes payable. The Company anticipates repayment of these notes from the proceeds of the private placement and the exercise of stock options and warrants.

As at December 31, 1998, the Company has a working capital deficiency of $313,452. The Company anticipates improvement of this deficiency from the proceeds of private placements and the exercise of stock options and warrants during 1999. The Company may also seek a debt restructuring plan with its current debt holders during 1999 in order to correct this deficiency.

The Company is dependent on the proceeds of equity and debt financing, including private placements and the exercise of stock options, as well as the granting of options on its properties and asset sales to fund its general and administrative expenditures and its mineral exploration and development costs. Without such proceeds, the Company may not continue as a going concern. (See Note 1 to the Company's December 31, 1998 Financial Statements.) The Company will need further funds to continue its operations and there is no reasonable assurance that such funding will be available.

For the year ended December 31, 1998, the Company raised $932,000 from the issuance of convertible promissory notes payable. In accordance with Canadian generally accepted accounting principles, the $932,000 convertible security instruments were allocated $682,138 to notes payable and $249,862 to equity based upon the fair value of the equity component. As the equity component is not detachable, the amount would be recorded as $932,000 notes payable for U.S. generally accepted accounting principles. (See Notes 4, 6 and 12 to the Company's December 31, 1998 Financial Statements.)

Subsequent to December 31, 1998, the Company raised a further $115,000 on the issuance of an additional convertible promissory note payable. In accordance with Canadian generally accepted accounting principles the $115,000 convertible security instruments was allocated $72,778 to notes payable and $42,222 to equity based upon the fair value of the equity component. As the equity component is not detachable, the amount would be recorded as $115,000 notes payable for U.S. generally accepted accounting principles. Subsequent to December 31, 1998, the Company also raised $200,000 on the issuance of 2,000,000 units on a private placement. Each unit consists of one common share of the Company's stock and one non-transferable share purchase warrant. These funds were used for working capital purposes and funding of exploration, development and claim maintenance of the Company's properties. (See note 14 to the Company's December 31, 1998 Financial Statements.)

Subsequent to December 31, 1998, the Holder of the convertible promissory notes payable elected to convert $210,000 of the notes issued during 1998 for 1,146,923 units of the Company. Each unit consists of one common share of the Company's stock and one non-transferable share purchase warrant. The Company reduced notes payable by $154,946, reduced convertible securities by $27,527 and increased share capital by $182,473 on conversion of these notes. The remaining $27,527 of equity remains in convertible securities until the related warrants are exercised. (See notes 6 and 14 to the Company's December 31, 1998 Financial Statements.)

Positive cash flow from the financing activities of the Company of $682,850, $761,702 and $1,389,663 were recorded for the years ended December 31, 1998, 1997, 1996, respectively. The long-term debt increased to $747,493 in 1998 from $13,070 in 1997 as a result of the $682,138 debt component of the $932,000 on the issuance of convertible promissory notes payable during the year. (See notes 4, 6 and 12 to the Company's December 31, 1998 Financial Statements.) Current liabilities decreased to $365,922 in 1998 from $589,716 in 1997. Of the December 31, 1998 current liabilities, $9,527 represents the amounts due to notes payable to shareholders and $128,687 represent amounts payable to various related parties.

Negative cash flows from operating activities of ($602,894), ($520,517) and ($581,006) were recorded for the years ended December 31, 1998, 1997, and 1996, respectively. The Company will continue recording negative cash flow from operating activities unless significant revenue is generated from ore production. The continued negative cash flow will have a material negative impact on liquidity.

Investing activities consist of funds being expended on resource properties. The net cash expended on investing activities decreased to ($158,434) in 1998 from ($429,442) in 1997. The 1998 and 1997 additions to resource properties were primarily from cash except for the $185,250 in 1997 related to share issuances to Idaho Gold Corp. in regard of the Friday, Deadwood and Buffalo Gulch properties.


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

--------------------------------------- ------------ ------------------------------------------------------------------
        Name and Municipality               Age                          Principal Occupation for
             of Residence                                                   Previous Five Years
--------------------------------------- ------------ ------------------------------------------------------------------
--------------------------------------- ------------ ------------------------------------------------------------------
Delbert W. Steiner(1)                       53       Mr. Steiner's  principal  occupation in the last five years is as
Lewiston, Idaho                                      President  of the  Company  from  September  15, 1988 to June 27,
Director, President and CEO                          1997  and  from  July  23,  1997  to the  present  and CEO of the
                                                     Company  from June 24, 1996
                                                     to June  27,  1997 and July
                                                     23, 1997 to the present.
--------------------------------------- ------------ ------------------------------------------------------------------
--------------------------------------- ------------ ------------------------------------------------------------------
Theodore Tomasovich(1)                      52       Director of the Company  since July 22,  1997.  Mr.  Tomasovich's
Los Angeles, CA                                      principal  occupation  in the last five years was as President of
Director                                             PYI Corporation,  a real estate development company, from October
                              1988 to the present.
--------------------------------------- ------------ ------------------------------------------------------------------




--------------------------------------- ------------ ------------------------------------------------------------------
        Name and Municipality               Age                          Principal Occupation for
             of Residence                                                   Previous Five Years
--------------------------------------- ------------ ------------------------------------------------------------------
--------------------------------------- ------------ ------------------------------------------------------------------
Jag Vyas(1)                                 56       Director  of  the  Company   since  July  22,  1997.   Mr.  Vyas'
Coquitlam, B.C.                                      principal   occupation   in  the  last   five   years  was  as  a
Director                                             self-employed accountant  from 1991 to present.
--------------------------------------- ------------ ------------------------------------------------------------------
--------------------------------------- ------------ ------------------------------------------------------------------
Robert A. Young                             50       Director  of  the  Company  since  July  23,  1997.  Mr.  Young's
Vancouver, B.C.                                      principal  occupation  in the last five years was as a partner in
Director                                             Robert A. Young & Associates,  a public relations  company,  from
                                1991 to present.
--------------------------------------- ------------ ------------------------------------------------------------------
--------------------------------------- ------------ ------------------------------------------------------------------
Wilfried J. Struck                          40       VP, Mining and  Exploration  and Chief  Operating  Officer of the
Lewiston, Idaho                                      Company   since  August  29,   1995.   Mr.   Struck's   principal
VP, Mining and Exploration and Chief                 occupations  in the  last  five  years  was  as a  self  employed
Operating Officer                                    consulting  geological  mining engineer from July, 1991 to August
                                                     29,  1995 and as C.O.O.  of the  Company  from August 1995 to the present.
--------------------------------------- ------------ ------------------------------------------------------------------
--------------------------------------- ------------ ------------------------------------------------------------------
Kenneth A. Scott                            41       Chief  Financial  Officer of the Company  since  March 25,  1995.
Surrey, B.C.                                         Mr. Scott's principal  occupation in the last five years was as a
Chief Financial Officer                              partner  in   Staley,   Okada,   Chandler   &  Scott,   Chartered
                                  Accountants.
--------------------------------------- ------------ ------------------------------------------------------------------

 (1)   Member of the Company's Audit Committee.

Each Director is elected annually and holds office until the next annual meeting and until his successor is duly elected, unless his office is earlier vacated in accordance with the Articles of the Company.


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

Based soley upon a review of Forms 3, 4 and 5 and amendments thereto, furnished to the Company during or respecting its last fiscal year, the following persons who, at any time during the most recent fiscal year, were Directors, officers, beneficial owners of more than 10% of any class of equity securities of the Company or any other persons known to be subject to Section 16 of the Exchange Act failed to file, on a timely basis, reports required by Section 16(a) of the Exchange Act: Delbert W. Steiner, Chairman, President and Chief Executive Officer, filed a late Form 4 reporting a single transaction; Kenneth A. Scott, Chief Financial Officer, filed three late Form 4s and a late Form 5 reporting an aggregate of six transactions; Wilfried J. Struck, Vice-President, Mining and Exploration, filed three late Form 4s and a late Form 5 reporting an aggregate of nine transactions; Theodore Tomasovich, Director, filed three late Form 4s and a late Form 5 reporting an aggregate of eleven transactions; the Tomasovich Family Trust, a 10% shareholder, filed a late Form 3 and five late Form 4s reporting an aggregate of seven transactions; Jag Vyas, Director, filed one late Form 4 and a late Form 5 reporting an aggregate of three transactions; and Robert A. Young, Director, filed three late Form 4s and a late Form 5 reporting an aggregate of seventeen transactions.

The Company has assisted the reporting officers, directors and greater-than-ten-percent shareholders in bringing their Section 16(a) reports current and has provided information to help the Company's officers, directors and greater-than-ten-percent shareholders in complying with their reporting obligations.


ITEM 10.  EXECUTIVE COMPENSATION

The following compensation information relates to amounts paid to the Chief Executive Officer for the preceding three (3) years. No other director or executive officer received compensation in excess of $100,000 in 1998, 1997 or 1996.



---------------------- ------------------------------------- ---------------------------------------------- -----------

                               Annual Compensation                      Long Term Compensation
                                                             ----------------------------------------------
                                                             ------------------------------------ ---------

                                                                           Awards                 Payouts
---------------------- ------------------------------------- ------------------------------------ --------- -----------
---------------------- --------- ------------------ -------- ---------- ----------- ------------- --------- -----------
                                                             Other      Securities  Restricted
                                                             Annual     Under       Shares    or  LTIP      All Other
Name and Principal     Year                                  Compen-satiOptions     Restricted    Pay-Outs  Compen-sation
Position               Ending    Salary             Bonus               Granted     share Units
---------------------- --------- ------------------ -------- ---------- ----------- ------------- --------- -----------
---------------------- --------- ------------------ -------- ---------- ----------- ------------- --------- -----------
Delbert W. Steiner     1998      US$69,000             -          -          -           -             -         -
                       1997      US$69,000             -          -          150,000     -             -         -
                       1996      US$24,129             -          -          -           -             -         -
---------------------- --------- ------------------ -------- ---------- ----------- ------------- --------- -----------



Pension Plans

The Company does not have any defined benefit pension plan which provides annual benefits to any Executive Officers.

Compensation of Directors

None of the Directors receives Director's fees.

Executive Compensation

Other than the Chief Executive Officer, none of the Executive Officers of the Company received any reportable salary or bonus during 1998. The following describes the stock option regime currently followed by the Company.

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

There were no grants of options to the named Executive Officers during the year ended December 31, 1998.


ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


The following table sets forth the total number of the Company's common shares and the percentage of such beneficially owned as of December 31, 1998 by the Directors and Officers, and with respect to shares owned by each person or group known by the Company to be the beneficial owner of more than 5% of the shares.


  ---------------------------------------------- ---------------------------------------- -----------------------------

            Name of Beneficial Owners                    Number of Shares Owned                 Percent of Class

  ---------------------------------------------- ---------------------------------------- -----------------------------
  ---------------------------------------------- ---------------------------------------- -----------------------------
  Tomasovich Family Trust                                        1,548,611                              16.41
  Theodore   Tomasovich,   Director,   is   the
  Trustee of the Tomasovich Family Trust

  ---------------------------------------------- ---------------------------------------- -----------------------------
  ---------------------------------------------- ---------------------------------------- -----------------------------
  Delbert W. Steiner                                              673,782(1)                             7.14
  Director, President and CEO

  ---------------------------------------------- ---------------------------------------- -----------------------------
  ---------------------------------------------- ---------------------------------------- -----------------------------
  Theodore Tomasovich                                           1,548,611(2)                            16.41
  Director

  ---------------------------------------------- ---------------------------------------- -----------------------------
  ---------------------------------------------- ---------------------------------------- -----------------------------
  Robert Young                                                       9,315                               0.1%
  Director

  ---------------------------------------------- ---------------------------------------- -----------------------------
  ---------------------------------------------- ---------------------------------------- -----------------------------
  Kenneth A. Scott                                               43,508(3)                               0.46
  Chief Financial Officer

  ---------------------------------------------- ---------------------------------------- -----------------------------
  ---------------------------------------------- ---------------------------------------- -----------------------------
  Wilfried J. Struck                                               103,069                               1.09
  Chief Operating Officer

  ---------------------------------------------- ---------------------------------------- -----------------------------

  ---------------------------------------------- ---------------------------------------- -----------------------------

            Name of Beneficial Owners                    Number of Shares Owned                 Percent of Class

  ---------------------------------------------- ---------------------------------------- -----------------------------
  ---------------------------------------------- ---------------------------------------- -----------------------------
  All  Directors  and  Executive  Officers as a                  2,378,285                                25.21
  Group (7 persons)

  ---------------------------------------------- ---------------------------------------- -----------------------------

(1) Includes 247,500 shares subject to the Escrow Agreement (as described below).
(2) Indirect ownership resulting from Mr. Tomasovich being the Trustee of the Tomasovich Family Trust. These shares are not included in the group total line.
(3) Indirect ownership resulting from Mr. Scott being the beneficial owner of a holding company which owns the shares.


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

By December 31, 1996, the Company had met all of the expenditure requirements for the release of the Escrowed Shares. During 1998, the Company did not request release of such shares from the VSE. Notwithstanding the foregoing, during 1996, the Company expended sufficient amounts on exploration and development to qualify for a release of an additional 187,500 shares, although the Company has not yet requested release of such shares from the VSE. During 1995, the Company expended sufficient amounts on exploration and development to qualify for a release of an additional 187,500 shares, although the Company has not yet requested release of such shares from the VSE. As of December 31, 1998, there were 562,500 Escrowed shares subject to the Escrow Agreement, of which 270,000, 247,500, 37,500 and 7,500 were owned by Peter Lepik, Del Steiner, John Kennedy and Roy Knickel, respectively.


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

On July 25, 1995, the Company received funding for construction of the Plant by way of a private unsecured loan in the amount of $75,000 from the Tomasovich Family Trust. The loan bore interest at the rate of prime plus 3.25% per annum and was repayable in full on or before November 15, 1996. Subsequent to December 31, 1997, the outstanding loan amount was dealt with as part of a debt restructuring plan, see Note 9 to the Company's December 31, 1998 Financial Statements for more information.

During 1998, the Company received funding, by way of the issuance of five separate convertible loans, in the total amount of $932,000 to the Tomasovich Family Trust. For more information, see below and Note 4 to the Company's December 31, 1998 Financial Statements.

Subsequent to December 31, 1998, the Company received funding, by way of issuance of a convertible loan, in the total amount of $115,000 to the Tomasovich Family Trust. For more information, see below and Note 12 to the Company's December 31, 1998 Financial Statements.

Private Placements

On November 12, 1997, the Company announced a private placement of a maximum of 1,786,458 units (the "Units") at a price of C$0.60 of which 1,763,233 were subscribed for, resulting in net proceeds to the Company of C$1,057,940. Each Unit consists of one common share and one non-transferable share purchase warrant. The Tomasovich Family Trust (the "Trust"), Theodore Tomasovich being both Trustee of the Trust and a Director of the Company, subscribed for 927,062 Units. Bernd Struck, being the brother of Wilfried Struck, V.P., Mining and Exploration of the Company, subscribed in both his personal capacity for 25,890 Units and in his capacity as beneficial owner of Cardinal Forest Consulting Company Ltd. for 25, 889 Units. The VSE accepted the private placement on March 18, 1998 and the shares were issued from treasury on the same day.

On February 3, 1999, the Company announced a private placement of a maximum of 2,000,000 units (the "Units"), at a price of C$0.15, resulting in net proceeds to the Company of C$200,000. Each Unit consists of one common share and one non-transferable share purchase warrant. Mr. D. Steiner a Director of the Company, subscribed for 758,000 Units. Kenneth A. Scott, the Chief Financial Officer of the Company, subscribed in his capacity as beneficial owner of Kenneth A. Scott, Inc. for 100,000 Units. Bernd Struck, being the brother of Wilfried Struck, V.P., Mining and Exploration of the Company, subscribed in his capacity as beneficial owner of Cardinal Forest Consulting Company Ltd. for 100,000 Units. The VSE accepted the private placement on March 24, 1999 and the shares were issued from treasury on the same day.


Convertible Loan Agreement #1

On April 9, 1998, the Company entered into a Convertible Loan Agreement regarding a promissory note dated January 23, 1998 with the Tomasovich Family Trust (the "Trust"), Theodore Tomasovich being both Trustee of the Trust and a Director of the Company. The Company borrowed $100,000 repayable to the Trust on or before January 23, 2000 (the "Maturity Date") bearing interest at 9% per annum. After June 17, 1998, the Trust could require the Company to convert all or any portion of the principal amount of the loan advanced and then outstanding into units ("Units") at a conversion price of one Unit for each C$0.26 of indebtedness until and including January 23, 1999 and at a conversion price of one Unit for each C$0.31 of indebtedness during the period from January 24, 1999 until the Maturity Date for a maximum of 546,154 units if the principal amount is converted in its entirety by January 23, 1999 and a maximum of 458,065 units if the principal amount is converted in its entirety between January 24, 1999 and the Maturity Date. Each Unit consisted of one common share and one non-transferable common share purchase warrant with each warrant being exercisable at a price of C$0.26 per share until January 23, 1999 and C$0.31 per share from January 24, 1999 to the Maturity Date. The Convertible Loan Agreement was accepted by the VSE on June 22, 1998.

Subsequent to December 31, 1998, the holder of the convertible loan agreement requested conversion of the note payable and on January 20, 1999 the Company issued 546,154 units to the holder. Each Unit consisted of one common share and one non-transferable common share purchase warrant with each warrant being exercisable at a price of C$0.31 per share until January 23, 2000.


Convertible Loan Agreement #2

On April 9, 1998, the Company entered into Convertible Loan Agreement #2 regarding a promissory note dated March 31, 1998 with the Trust as lender. The Company borrowed $110,000 repayable to the Trust on or before March 31, 2000 (the "Maturity Date") bearing interest at 9% per annum. After June 17, 1998, the Trust could require the Company to convert all or any portion of the principal amount of the loan advanced and then outstanding into units ("Units") at a conversion price of one Unit for each C$0.26 of indebtedness until and including March 31, 1999 and at a conversion price of one Unit for each C$0.31 of indebtedness during the period from April 1, 1999 until the Maturity Date for a maximum of 600,769 units if the principal amount is converted in its entirety by March 31, 1999 and a maximum of 503,870 units if the principal amount is converted in its entirety between April 1, 1999 and the Maturity Date. Each Unit consisted of one common share and one non-transferable common share purchase warrant with each warrant being exercisable at a price of C$0.26 per share until March 31, 1999 and C$0.31 per share from April 1, 1999 to the Maturity Date. The Convertible Loan Agreement was accepted by the VSE on June 22, 1998.

Subsequent to December 31, 1998, the holder of the convertible loan agreement requested conversion of the note payable and on March 23, 1999 the Company issued 600,769 units to the holder. Each Unit consisted of one common share and one non-transferable common share purchase warrant with each warrant being exercisable at a price of C$0.31 per share until March 31, 2000.


Convertible Loan Agreement #3

On May 15, 1998, the Company as borrower, entered into Convertible Loan Agreement #3 with the Trust as lender for $150,000 repayable on or before May 15, 2000 (the "Maturity Date") bearing interest at 9% per annum. After June 17, 1998, the Trust may require the Company to convert all or any portion of the principal amount of the loan advanced and then outstanding into units ("Units") at a conversion price of one Unit for each C$0.23 of indebtedness until and including May 15, 1999 and at a conversion price of one Unit for each C$0.28 of indebtedness during the period from May 16, 1999 until the Maturity Date for a maximum of 932,608 units if the principal amount is converted in its entirety by May 15, 1999 and a maximum of 766,071 units if the principal amount is converted in its entirety between May 16, 1999 and the Maturity Date. Each Unit consists of one common share and one non-transferable common share purchase warrant with each warrant being exercisable at a price of C$0.23 per share until May 15, 1999 and C$0.28 per share from May 16, 1999 to the Maturity Date. The Convertible Loan Agreement was accepted by the VSE on June 22, 1998.


Convertible Loan Agreement #4


On September 10, 1998, the Company as borrower, entered into Convertible Loan Agreement #4 with the Trust as lender for $250,000 repayable on or before September 10, 2000 (the "Maturity Date") bearing interest at 9% per annum. The Trust may require the Company to convert all or any portion of the principal amount of the loan advanced and then outstanding into units ("Units") at a conversion price of one Unit for each C$0.17 of indebtedness until and including September 10, 1999 and at a conversion price of one Unit for each C$0.22 of indebtedness during the period from September 11, 1999 until the Maturity Date for a maximum of 2,227,941 units if the principal amount is converted in its entirety by September 10, 1999 and a maximum of 1,721,590 units if the principal amount is converted in its entirety between September 11, 1999 and the Maturity Date. Each Unit consists of one common share and one non-transferable common share purchase warrant with each warrant being exercisable at a price of C$0.17 per share until September 10, 1999 and C$0.22 per share from September 11, 1999 to the Maturity Date. The Convertible Loan Agreement was accepted by the VSE on November 3, 1998 as to $191,060 and on December 11, 1998 as to the remaining $58,940.






Convertible Loan Agreement #5


On October 1, 1998, the Company as borrower, entered into Convertible Loan Agreement #5 with the Trust as lender for $322,000 repayable on or before October 1, 2000 (the "Maturity Date") bearing interest at 9% per annum. The Trust may require the Company to convert all or any portion of the principal amount of the loan advanced and then outstanding into units ("Units") at a conversion price of one Unit for each C$0.20 of indebtedness until and including October 1, 1999 and at a conversion price of one Unit for each C$0.25 of indebtedness during the period from October 2, 1999 until the Maturity Date for a maximum of 2,466,681 units if the principal amount is converted in its entirety by October 1, 1999 and a maximum of 1,973,732 units if the principal amount is converted in its entirety between October 2, 1999 and the Maturity Date. Each Unit consists of one common share and one non-transferable common share purchase warrant with each warrant being exercisable at a price of C$0.20 per share until October 1, 1999 and C$0.25 per share from October 2, 1999 to the Maturity Date. The Convertible Loan Agreement was accepted by the VSE on November 20, 1998 as to $300,000 and on December 10, 1998 as to the remaining $22.000.



Convertible Loan Agreement #6

On January 28, 1999, the Company as borrower, entered into Convertible Loan Agreement #6 with the Trust as for $115,000 repayable on or before January 28, 2001 (the "Maturity Date") bearing interest at 9% per annum. The Trust may require the Company to convert all or any portion of the principal amount of the loan advanced and then outstanding into units ("Units") at a conversion price of one Unit for each C$0.15 of indebtedness until and including January 28, 2000 and at a conversion price of one Unit for each C$0.20 of indebtedness during the period from January 29, 2000 until the Maturity Date for a maximum of 1,172,847 units if the principal amount is converted in its entirety by January 28, 2000 and a maximum of 879,635 units if the principal amount is converted in its entirety between January 29, 2000 and the Maturity Date. Each Unit consists of one common share and one non-transferable common share purchase warrant with each warrant being exercisable at a price of C$0.15 per share until January 28, 2000 and C$0.20 per share from January 29, 2000 to the Maturity Date. The Convertible Loan Agreement was accepted by the VSE on February 9, 1999.



Global Settlement Agreement

On April 29, 1998, the Company, Delbert Steiner, President and a Director of the Company, Elli Steiner spouse of Mr. Steiner, Theodore Tomasovich, individually as a Director of the Company and in his capacity as Trustee of the Tomasovich Family Trust (the "Trust") entered into an agreement (the "Global Settlement Agreement") with Joe Swisher the President, a Director and the controlling shareholder of IMD and the President and a Director of Silver Crystal, Barbara Swisher, spouse of Mr. Swisher, IMD and Silver Crystal. (collectively the "IMD Group") to settle numerous lawsuits and disagreements.

In full and final settlement of all existing and potential claims between and among the parties to the agreement, and to establish rights and obligations under the Agreement, the Company agreed to pay IMD the sum of $100,00.00. The obligations created under the agreement include the following:







Eckert Hill Mine and Millsite ("Eckert Hill")

The Company and IMD agreed to jointly undertake an inventory of Eckert Hill with a view to allowing IMD to remove certain items (the "Items") and all chemicals and reagents. The IMD Group agreed to assume the risk of any damage to the property of the Company that may have occurred during the removal of the Items and to provide insurance coverage for any person involved in the removal of the Items. During 1998, the inventory and removal of IMD items occurred.

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

Swisher Br-Process

The Company agreed to transfer to IMD and Joe Swisher any ownership or licensing interest in the Swisher Br-Process (the "Process"). IMD and Joe Swisher agree to grant the Company a royalty of 2% of gross revenue paid quarterly from any use, including licensing use of the Process generated by any member of the IMD Group. During 1998, the transfer was completed and to date the Company has received no royalties from IMD on the process.

Golden Eagle

As a full and final resolution of all issues between and among the parties to the Global Settlement Agreement, IMD agreed to lease to the Company all of IMD's interest in mineral rights in the Golden Eagle claim blocks ("Golden Eagle"). The initial term of the lease shall coincide with the remaining term of the Cyprus Joint Venture. Under the lease, IMD shall be entitled to a 40% share of all benefits derived from Golden Eagle but will not be responsible for any costs, risks, or debts of any kind created by the Company or by Cyprus via the Joint Venture. IMD Group will retain ownership and possession of certain buildings, machinery, and equipment located at Golden Eagle. The Company agrees to allow IMD Group to retain all placer mining rights and rights of ingress and egress to the Golden Eagle. During 1998, the Company determined that due to current market conditions and title concerns these claims should be dropped and accordingly the Company quit claim all interest in this property to IMD.

Joint Development Agreements

As part of the Global Settlement Agreement, the Company intended to enter into certain joint development agreements with Mr. Swisher and IMD. Due to the failure of these parties to provide proof of titles to these properties, the Company did not conclude the signing of these agreements.


Mineral Zone

The Company and the IMD Group agreed that the existing Letter of Agreement dated December 1, 1995 ("Letter of Agreement") in which IMD and Delbert Steiner agreed to sell to the Company the Mineral Zone property ("Mineral Zone") will be voided. Under the Global Settlement Agreement the Company entered into a new agreement (the "New Mineral Zone Agreement") to purchase Mineral Zone from IMD and Mr. Steiner under the following conditions; within five months from the execution of the Global Settlement Agreement the Company will have the property appraised by a qualified appraiser; within six months from the execution of the Global Settlement Agreement (the "Valuation Date") the Company shall pay Mr. Steiner and IMD a payment equal to 3.5% of the purchase price (to be determined by the foregoing appraisal formula); an additional 3.5% of the purchase price shall be paid by the Company to Mr. Steiner and IMD six months from the Valuation Date; from that date forward the principal balance shall bear interest at the rate of 7% per annum. The New Mineral Zone Agreement is subject to VSE approval. During 1998, IMD failed to provide proof of title and negotiations for purchase of the claims from IMD have been terminated. The Company is continuing to negotiate a satisfactory agreement on the claims of Mr. D. Steiner, subject to regulatory approval.

In 1998, the Company paid or accrued a total of $69,000 in management fees to Mr. Steiner and $1,952 to a company controlled by a director, and $130,858 in interest expense on notes payable to directors. See Note 7 to the Company's of December 31, 1998 Financial Statements for more information.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

1.       The following documents are filed as part of this report:

         (a)      Financial statements are included herein as Exhibit 99.1:

                                                                          Page
                                                                          ----
         Report of Independent Accountants                                 F-1
         Consolidated Balance Sheets - December 31, 1998 and 1997          F-2
         Consolidated Statements of Changes in Shareholder's Equity        F-3
         Consolidated Statements of Cash Flow                              F-7
         Notes to Consolidated Financial Statements                       F-10

         The Company's  1998 Annual Report to  Shareholders  is not to be deemed
         filed  as  part  of  this  report   except  for  those  parts   thereof
         specifically incorporated by reference herein.

         (b)      Exhibits.
                  An asterisk (*) beside the exhibit number indicates the subset of the exhibits containing each management contract, compensatory plan, or arrangement required to be identified separately in this report.

          Exhibit Number   Exhibit Description
          ---------------- ----------------------------------------------------------------------------------------
          10.1             Employee Stock Option Agreement dated April 1, 1998 for Trudy Weed
          ---------------- ----------------------------------------------------------------------------------------
          10.2             Schedule to Employee Stock Option Agreement dated April 1, 1998
          ---------------- ----------------------------------------------------------------------------------------
          10.3             Convertible  Loan  Agreement  #4 dated  effective  September  10, 1998 (U.S.  $250,000)
                           between the Tomasovich Family Trust and the Company
          ---------------- ----------------------------------------------------------------------------------------
          10.4             Convertible Loan Agreement #5 dated effective  October 1, 1998 (U.S.  $300,000) between the Tomasovich Family Trust and the Company
          ---------------- ----------------------------------------------------------------------------------------
          10.5             Amendment to  Convertible  Loan  Agreement #5 dated November 17, 1998 between the Trust and the Company
          ---------------- ----------------------------------------------------------------------------------------
          10.6             Convertible  Loan  Agreement  #6 dated  January  29, 1998 (U.S.  $115,000)  between the
                           Tomasovich Family Trust and the Company
          ---------------- ----------------------------------------------------------------------------------------
          10.7             Subscription Agreement dated March 10, 1999 between the Company and Delbert Steiner
          ---------------- ----------------------------------------------------------------------------------------
          10.8             Schedule to Subscription Agreement dated March 10, 1999
          ---------------- ----------------------------------------------------------------------------------------
          10.9             Director Stock Option Agreement dated April 7, 1999 between the Company and Del Steiner
          ---------------- ----------------------------------------------------------------------------------------
          10.10            Schedule to Director Stock Option Agreement dated April 7, 1999
          ---------------- ----------------------------------------------------------------------------------------
          10.11            Employee Stock Option Agreement dated April 7, 1999 between the Company and Wilf Struck
          ---------------- ----------------------------------------------------------------------------------------
          10.12            Schedule to Employee Stock Option Agreement dated April 7, 1999
          ---------------- ----------------------------------------------------------------------------------------
          22.1             Notice of Annual and Extraordinary  General Meeting and Information  Circular dated May
                           18, 1999
          ---------------- ----------------------------------------------------------------------------------------
          27               Financial Data Schedule
          ---------------- ----------------------------------------------------------------------------------------
          99.1             Financial Statements for year ending December 31, 1998
          ---------------- ----------------------------------------------------------------------------------------

2.       Reports on Form 8-K

         No reports on Form 8-K were filed by the Company during the fourth quarter of the fiscal year ended December 31,1998, nor were any such reports filed during 1998.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by
the   undersigned,   thereunto   duly   authorized,   on  the   15th  day  of
July, 1999.

                                          IDAHO CONSOLIDATED METALS CORP.



                                          By:  /s/ Delbert W. Steiner
                                          Delbert W. Steiner
                                          President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 15th day of July, 1999.



Signature                      Title                              Date

/s/ Delbert Steiner            Director, President and            July 15, 1999
Delbert W. Steiner             Chief Executive Officer
                               (Principal Executive Officer)

                               Chief Financial Officer            July 15, 1999
/s/ Kenneth A. Scott           (Principal  Financial  Officer and
Kenneth A. Scott                Principal Accounting Officer)

/s/ Theodore Tomasovich        Director                           July 15, 1999
Theodore Tomasovich

/s/ Robert A. Young            Director                           July 15, 1999
Robert A. Young