Form 10QSB
period 1999-03-31
IDAHO CONSOLIDATED METALS CORP
filed 1999-08-25
CIK 886183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                        --------------------------------
                                   FORM 10-QSB

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period ended March 31, 1999

     |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Transition Period from _________ to _________
          Commission File Number _____________________




                         IDAHO CONSOLIDATED METALS CORP.
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



Check  whether  the issuer  has (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,581,573 as of March 31, 1999.

Transitional Small Business Disclosure Format (check one):  Yes  |_|  No |X|

                         IDAHO CONSOLIDATED METALS CORP.

                                   Form 10-QSB
                   For the Fiscal Quarter ended March 31, 1999


                                TABLE OF CONTENTS


                                                                                                               Page

PART I
FINANCIAL INFORMATION

   ITEM 1.  FINANCIAL STATEMENTS OF THE COMPANY...................................................................3
   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.............................................4


PART II

OTHER INFORMATION

   ITEM 1.  LEGAL PROCEEDINGS.....................................................................................7
   ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.............................................................9
   ITEM 3.  DEFAULTS UPON SENIOR SECURITIES......................................................................11
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................................................11
   ITEM 5.  OTHER INFORMATION....................................................................................11
   ITEM 6.  EXHIBITS AND REPORTS FILED ON FORM 8-K...............................................................11


SIGNATURES.......................................................................................................12


                                     PART I
                              FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS OF THE COMPANY

The following unaudited financial statements for the period ended 31 March, 1999 are included in response to Item 1 and have been compiled by Staley, Okada, Chandler & Scott, Chartered Accountants.

The financial statements should be read in conjunction with Management's Discussion and Analysis or Plan of Operations and other financial information included elsewhere in this Form 10-QSB.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This Form 10-QSB contains forward-looking statements. A forward looking statement may contain words such as "will continue to be," "will be," "expect to," "anticipates that," "to be" or "can impact." Management cautions that forward-looking statements are subject to risks and uncertainties that could cause the Company's actual results to differ materially from those projected in forward-looking statements.

1.   Results of Operations

First Quarter 1999 Compared with First Quarter 1998

The Company is in the exploration stage and has yet to generate revenue from production. The Company continues to explore its mineral properties in an effort to establish proven ore reserves, and now has the additional resources of a joint venture partner to assist in this regard.

In the first quarter, general and administrative expenses decreased from $135,596 to $99,071 compared to the first quarter of 1998, representing a 27% savings. Significant decreases were experienced in management fees and wages and shareholder information expenses. On a quarter over quarter basis, the Company reduced operating expenses by nearly $37,000.

The Company experienced a net loss for the period of $167,805, of which $99,071 was related to general and administrative expenses. The Company had a loss of $144,107 for the same period in 1998.

During the quarter, the Company expended $102,676 on its resource property exploration, development and acquisition program as compared to $37,313 in the comparable 1998 period. The Company expended similar amounts during the period ended March 31, 1999 on the Company's mining interests located in Idaho, U.S.A. as in the same period in 1998. During the period ended March 31, 1999, the Company launched a staking and filing program in Montana, U.S.A.and paid the related recording fees.

The Company has staked multiple sulfide rich horizons that are anomalous in platinum and palladium adjacent to the operating Stillwater Mine located in Stillwater and Sweet Grass counties, Montana. The Company conducted research of the geology of the area and detailed title research into the land position. Based on the results of that research, the Company staked two large blocks of claims. The first contiguous block of 155 claims is located adjacent to the J.M. Reef. The second zone consists of 119 claims along the Picket Pin Zone.

The Company also negotiated an agreement with Platinum Fox and entered into a Letter of Intent on 54 claims located near Chrome Mountain, Montana. These claims are contiguous to claims staked near the Stillwater Mine. The copying, research and recording costs incurred in the period ended March 31, 1999, amounted to $80,273 as compared to $0 in the same period in 1998.

2.   Liquidity and Capital Resources

The Company is dependent on the proceeds of debt and equity financings, including but not limited to public offerings, private placements, issuances of convertible securities and the exercise of stock options or warrants, as well as from the optioning or sale of its properties and the sale of other assets to fund its general and administrative expenditures and its mineral exploration and development costs. Without such proceeds, the Company may not continue as a going concern. See note 1 to the Company's December 31, 1998 Financial Statements for additional information. The Company will need further funds to continue its operations and there is no reasonable assurance that such funding will be available.

During the quarter ended March 31, 1999, the Company as borrower, entered into Convertible Loan Agreement #6 with the Tomasovich Family Trust as lender (the "Trust"), Theodore Tomasovich being both Trustee of the Trust and a Director of the Company, for $115,000 repayable on or before January 28, 2001 (the "Maturity Date") bearing interest at 9% per annum. The Trust may require the Company to convert all or any portion of the principal amount of the loan advanced and then outstanding into units ("Units") at a conversion price of one Unit for each C$0.15 of indebtedness until and including January 28, 2000 and at a conversion price of one Unit for each C$0.20 of indebtedness during the period from January 29, 2000 until the Maturity Date for a maximum of 1,172,847 units if the principal amount is converted in its entirety by January 28, 2000 and a maximum of 879,635 units if the principal amount is converted in its entirety between January 29, 2000 and the Maturity Date. Each Unit consists of one common share and one non-transferable common share purchase warrant with each warrant being exercisable at a price of C$0.15 per share until January 28, 2000 and C$0.20 per share from January 29, 2000 to the Maturity Date. The Convertible Loan Agreement was accepted by the VSE on February 9, 1999.

Based upon Canadian generally accepted accounting principles, the $115,000 convertible security instrument has been allocated $72,778 to notes payable and $42,222 to equity based upon the fair value of the equity component. As the equity component is not detachable, the amount would be recorded as a $115,000 note payable for U.S. generally accepted accounting principles.

During the quarter ended March 31, 1999, the Company closed a non-brokered private placement ("Private Placement") which resulted in the issue of 2,000,000 units. Each unit consisted of one common share and one non-transferable warrant. Each warrant entitles the holder to purchase one additional share at a price of C$0.15 per share in the first year and C$0.18 per share in the second year. The Vancouver Stock Exchange ("VSE") accepted the Private Placement for filing effective March 24, 1999, and the shares were issued from treasury on March 29, 1999.

During the quarter ended March 31, 1999, the Trust elected to convert convertible loans #1 and #2 aggregating $210,000 of the notes issued during 1998 for 1,146,923 units of the Company. Each unit consists of one common share of the Company's stock and one non-transferable share purchase warrant. The Company reduced notes payable by $154,946, reduced convertible securities by $27,527 and increased share capital by $182,473 on conversion of these notes. The remaining $27,527 of equity remains in convertible securities until the related warrants are exercised.

The Company anticipates, based on currently proposed plans and assumptions relating to its operations and exploration activities, that the proceeds of Convertible Loan Agreement #6 and the Private Placement (without the exercise of any of the warrants) will not be sufficient to satisfy the Company's contemplated cash requirements for the following 12 month period. Any proceeds from the exercise of stock options or warrants will be applied to satisfy the Company's contemplated cash requirements. The remaining proceeds, if any, will be added to general working capital purposes or used to reduce current liabilities.

The Company plans to conduct exploration and development on its various properties within the constraints of current market conditions, with its objective being the maximization of geologic understanding of the projects with minimal expenditures. The Company's estimated budget, for the remainder of 1999, for all properties is $850,000 including BLM rental fees and contractual payments to underlying claim owners. The Company intends to conduct an extensive exploration program on the recently staked and optioned claims located near the operating Stillwater Mine in Montana. The program will consist of mapping, sampling, geophysics and drilling by the Fall of 1999. The anticipated budget for this program is $500,000 and is within the $850,000 budget for the remainder of fiscal 1999. The remainder of the $850,000 budget will be spent on geologic mapping, sampling and assays, geologic interpretation, geophysics, geochemical soil sampling, property payments and claim rental fees. The estimated budget is exclusive of expenditures by the Company's joint venture partner on the Petsite property.

The Company requires approximately $200,000 for general and administrative expenses for the remainder of the fiscal year and approximately $8,000 for payments on its notes payable. The Company anticipates repayment of these notes from the proceeds of the Private Placement, the proceeds of convertible debt issues and the exercise of stock options and warrants.

As at March 31, 1999, the Company has a working capital deficiency of $238,072 versus a working capital deficiency of $427,081 for the same period in 1998. Accounts payable to related parties accounts for approximately 35% of the deficiency. The Company anticipates improvement of this deficiency from the proceeds of private placements and the exercise of stock options and warrants during 1999.

Positive cash flow from the financing activities of the Company of $315,000 and $208,999 were recorded during the quarters ended March 31, 1999 and 1998, respectively. The convertible securities increased to $264,557 at March 31, 1999 from $0 at March 31, 1998. The long-term debt increased to $696,593 at March 31, 1999 from $221,976 in 1998 and current liabilities decreased to $272,804 in 1999 from $609,516 in 1998. Of the March 31, 1999, current liabilities, $172,936 represents the amount due to non related party accounts payable accounts, $84,079 represents accounts payable amounts due to various related parties, and $15,789 represents the current portion of notes payable.

Negative cash flows from operating activities of ($195,839) and ($122,487) were recorded during the quarters ended March 31, 1999 and 1998, respectively. The Company will continue recording negative cash flow from operating activities unless significant revenue is generated from ore production. The continued negative cash flow will have a material negative impact on liquidity.

Investing  activities  consist  of  funds  being  expended  on  acquisition  and
exploration  of  resource  properties.   The  net  cash  expended  on  investing
activities as of March 31 increased to $104,676 in 1999 from $37,313 in 1998.

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

The Plaintiffs alleged that an agreement was made in August of 1995 by IMD to exchange the Plaintiffs' stock in Silver Crystal for that of the Company owned by IMD. The Company admits an offer was made to this effect but denies that such offer was accepted and as a result no agreement was formed.

The Plaintiffs allege that Mr. Steiner solicited funds from the Plaintiffs while acting as their attorney and deposited such funds into his attorney/client trust account and/or his attorney general business account. The Plaintiffs allege such funds were given to Mr. Steiner in exchange for stock in the Company, owned by IMD, which was not delivered. The Plaintiffs allege that the solicitation of funds, the depositing of such funds into Mr. Steiner's client accounts, the disbursement of such funds without accounting, and the failure transfer stock to the Plaintiffs exhibits negligence by failure to exhibit the care expected of a reasonably prudent attorney acting in the same or similar circumstances in the same or similar community. Mr. Steiner specifically denies soliciting funds from the Plaintiffs and states that the disbursement of such funds was undertaken at the instruction of the Plaintiff, Mr. Gumprecht. All alleged negligence was prior to or at the time of the incorporation of the Company and for which the statute of limitations has run, prior to the date of the filing of the complaint. Mr. Steiner further denies the remainder of the aforementioned allegations.

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

The lawsuit is on hold pending the plaintiffs locating a shareholder who will be willing to represent a class of Silver Crystal shareholders in the action. There are no specific claims or allegations made against the Company.

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


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Convertible Promissory Note Payable

On January 28, 1999, the Company as borrower, entered into Convertible Loan Agreement #6 with the Tomasovich Family Trust as lender (the "Trust"), Theodore Tomasovich being both Trustee of the Trust and a Director of the Company, for $115,000 repayable on or before January 28, 2001 (the "Maturity Date") bearing interest at 9% per annum. The Trust may require the Company to convert all or any portion of the principal amount of the loan advanced and then outstanding into units ("Units") at a conversion price of one Unit for each C$0.15 of indebtedness until and including January 28, 2000 and at a conversion price of one Unit for each C$0.20 of indebtedness during the period from January 29, 2000 until the Maturity Date for a maximum of 1,172,847 units if the principal amount is converted in its entirety by January 28, 2000 and a maximum of 879,635 units if the principal amount is converted in its entirety between January 29, 2000 and the Maturity Date. Each Unit consists of one common share and one non-transferable common share purchase warrant with each warrant being exercisable at a price of C$0.15 per share until January 28, 2000 and C$0.20 per share from January 29, 2000 to the Maturity Date.

The Convertible Loan Agreement was accepted by the VSE on February 9, 1999. The $115,000 convertible security instrument has been allocated $72,778 to notes payable and $42,222 to equity based upon the fair value of the equity component.

Private Placement

On March 24, 1999 the VSE accepted for filing the Company's non-brokered Private Placement of 2,000,000 units, each unit consisting of one common share and one non-transferable warrant. Each warrant entitles the holder to purchase one additional share at a price of C$0.15 per share in the first year until March 24, 2000 and C$0.18 per share in the second year until March 24, 2001. The shares and warrants were issued effective March 29, 1999. The private places were as follows:


Full Name and Residential Address of Purchaser         Number of Units Purchased
----------------------------------------------         -------------------------

Delbert Steiner (1)                                             758,000
3555 Country Club Drive
Lewiston, Idaho
U.S.A.  83501

Jack Kennedy                                                    200,000
P.O. Box 928
Venice, California
U.S.A.  90294

Stan Moore                                                      100,000
1125 West 90th
Gardena, California
U.S.A.  90248

Cardinal Forestry Consulting Company Ltd. (2)                   100,000
Beneficial Owner: Bernd Struck
2485 Orchard Road
Sidney, B.C.
V8L 1S1

Full Name and Residential Address of Purchaser         Number of Units Purchased
----------------------------------------------         -------------------------

Paul Rohde                                                      160,000
7415 N. Kenter Ave.
Los Angeles, California
U.S.A.  90049

Sterling Securities Ltd.                                        100,000
Beneficial Owner:  Chris Bonvini
P.O.Box 753
Dartford, England
0427ZY

Mike Bousfield                                                  200,000
Rosebanic the Street
Ridgehill, Near Winford
Bristol, England
B5188T8

Robert Rein                                                     100,000
Suite 312 - 10000 Santa Monica Blvd.
Los Angeles, California
U.S.A.  90067

Brad Shaffer                                                    100,000
600 California St., 8th Floor
San Francisco, California
U.S.A.  94108

Myron Forst                                                      50,000
156215 New Century Drive
Gardena, California
U.S.A.  90248

Dave Consani                                                     32,000
18732 Monte Vista Circle
Villa Park, California
U.S.A.  92861

Kenneth A. Scott, Inc. (3)                                      100,000
Beneficial Owner: Kenneth A. Scott
225 - 4299 Canada Way
Burnaby, B.C.
V5G 1H3

TOTAL                                                         2,000,000

Note:

(1)  Del Steiner is a director and senior officer of the Company.
(2) Bernd Struck is the brother of Wilfried Struck, who is Vice President, Mining and Exploration, and Chief Operating Officer of the Company.
(3) Kenneth A. Scott, Inc. is owned by Kenneth A. Scott, the Chief Financial Officer of the Company.

Conversion of Convertible Promissory Notes Payable

On January 20, 1999, the Tomasovich Family Trust as lender (the "Trust"), Theodore Tomasovich being both Trustee of the Trust and a Director of the Company, elected to convert $100,000 of the notes issued during 1998 for 546,154 units of the Company. Each unit consisted of one common share of the Company's stock and one non-transferable share purchase warrant. The warrants allow the holder to purchase additional common shares at C$0.31 per share to January 23, 2000.

On March 23, 1999, the Trust as lender elected to convert $110,000 of the notes issued during 1998 for 600,769 units of the Company. Each unit consisted of one common share of the Company's stock and one non-transferable share purchase warrant. The warrants allow the holder to purchase additional common shares at C$0.31 per share to March 31, 2000.

The Company reduced notes payable by $154,946, reduced convertible securities by $27,527 and increased share capital by $182,473 on conversion of these notes. The remaining $27,527 of equity remains in convertible securities until the related warrants are exercised.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended March 31, 1999.


ITEM 5.  OTHER INFORMATION

None.


ITEM 6.  EXHIBITS AND REPORTS FILED ON FORM 8-K

(a)      Exhibit 27.
(b)      None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of July, 1999.

                                   IDAHO CONSOLIDATED METALS CORPORATION



                                   By:  /s/ DELBERT W. STEINER
                                        ----------------------------------------
                                        Delbert W. Steiner
                                        President and Chief Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 15th day of July, 1999.

      Signature                    Title                               Date

/s/ Delbert W. Steiner             Director, President and         July 15, 1999
-------------------------------    Chief Executive Officer
Delbert W. Steiner



/s/ Kenneth A. Scott               Chief Financial Officer         July 16, 1999
-------------------------------
Kenneth A. Scott

                               IDAHO CONSOLIDATED
                                  METALS CORP.

                         (An Exploration Stage Company)

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                  31 MARCH 1999

                        Unaudited - See Notice to Reader

                                   U.S. Funds

























                         STALEY, OKADA, CHANDLER & SCOTT

                              Chartered Accountants

NOTICE TO READER

--------------------------------------------------------------------------------

We have compiled the interim consolidated balance sheet of Idaho Consolidated Metals Corp. as at 31 March 1999 and the interim consolidated statements of changes in shareholders' equity, operations and cash flow for the three months then ended from information provided by management. We have not audited, reviewed or otherwise attempted to verify the accuracy or completeness of such information. Readers are cautioned that these statements may not be appropriate for their purposes.

A partner in Staley, Okada, Chandler & Scott is an officer of the Company. Therefor, we are not independent from these interim consolidated financial statements.







                                           /s/ "Staley, Okada, Chandler & Scott"


Burnaby, B.C.                                    STALEY, OKADA, CHANDLER & SCOTT
14 May 1999                                               CHARTERED ACCOUNTANTS

--------------------------------------------------------------------------------

Idaho Consolidated Metals Corp.                                     Statement 1
(An Exploration Stage Company)
Interim Consolidated Balance Sheet
As at 31 March
U.S. Funds
Unaudited - See Notice to Reader



ASSETS                                                                                 1999                   1998
---------------------------------------------------------------------------------------------------------------------
Current
    Cash                                                                       $         14,892       $      128,084
    Accounts receivable                                                                  19,840                4,351
    Cash in trust                                                                             -               50,000
                                                                               ----------------       ---------------
                                                                                         34,732              182,435
Restricted Investments                                                                   92,000               90,000
Property Rights, Plant and Equipment                                                  1,567,282            3,057,073
                                                                               ----------------       ---------------
                                                                               $      1,694,014       $    3,329,508
---------------------------------------------------------------------------------------------------------------------



LIABILITIES
---------------------------------------------------------------------------------------------------------------------
Current
    Accounts payable       - Related parties                                   $         84,079       $      193,362
                           - Other                                                      172,936              161,911
    Current portion of notes payable                                                     15,789              254,243
                                                                               ----------------       ---------------
                                                                                        272,804              609,516
                                                                               ----------------       ---------------
Notes Payable                                                                           696,593              221,976
                                                                               ----------------       ---------------


SHAREHOLDERS' EQUITY
---------------------------------------------------------------------------------------------------------------------
Share Capital - Statement 2                                                           7,891,066            7,508,593
Convertible Securities                                                                  264,557                    -
Deficit - Accumulated during the exploration stage - Statement 2                     (7,431,006)          (5,010,577)
                                                                               ----------------       ---------------
                                                                                        724,617            2,498,016
                                                                               ----------------       ---------------
                                                                               $      1,694,014       $    3,329,508
---------------------------------------------------------------------------------------------------------------------


ON BEHALF OF THE BOARD:


"Robert Young", Director


"Delbert W. Steiner", Director


                           - See Accompanying Notes -

Idaho Consolidated Metals Corp.                                     Statement 2
Interim Consolidated Statement of Changes
  In Shareholders' Equity
U.S. Funds
Unaudited - See Notice to Reader


                                                                                             Deficit
                                                                                          Accumulated
                                          Common Shares                                    During the
                                 --------------------------------       Convertible       Exploration
                                       Shares           Amount           Securities             Stage           Total
---------------------------------------------------------------------------------------------------------------------
Balance - 31 December 1997            9,434,650     $  7,508,593     $           -     $  (4,866,470)    $  2,642,123
    Loss for the period
      - Statement 3                           -                -                 -          (144,107)        (144,107)
                                    ---------------------------------------------------------------------------------
Balance - 31 March 1998               9,434,650     $  7,508,593     $           -     $  (5,010,577)    $  2,498,016
---------------------------------------------------------------------------------------------------------------------

Balance - 31 December 1998            9,434,650     $  7,508,593     $     249,862     $  (7,263,201)    $    495,254
    Shares issued on
      conversion of promissory
      notes                           1,146,923          182,473           (27,527)                -          154,946
    Shares issued - private
      placement                       2,000,000          200,000                 -                 -          200,000
    Equity component on
      issuance of convertible
      securities                              -                -            42,222                 -           42,222
    Loss for the period
      - Statement 3                           -                -                 -          (167,805)        (167,805)
                                    ---------------------------------------------------------------------------------
Balance - 31 March 1999             112,581,573     $  7,891,066     $     264,557     $  (7,431,006)    $    724,617
---------------------------------------------------------------------------------------------------------------------














                           - See Accompanying Notes -

Idaho Consolidated Metals Corp.                                      Statement 3
Interim Consolidated Statement of Operations
For the Three Months Ended 31 March
U.S. Funds
Unaudited - See Notice to Reader




                                                                                         1999                 1998
---------------------------------------------------------------------------------------------------------------------
Operating Expenses
    General and administrative - Schedule 1                                    $         99,071       $      135,596
                                                                               --------------------------------------

Other (Income) Expenses
    Interest income                                                                        (301)                (661)
    Interest expense                                                                     60,582                9,172
    Mineral property costs written off                                                    8,453                    -
                                                                               --------------------------------------
                                                                                         68,734                8,511
                                                                               --------------------------------------
Loss for the Period                                                            $        167,805       $      144,107
---------------------------------------------------------------------------------------------------------------------
Loss per Common Share                                                          $           0.01       $         0.02
---------------------------------------------------------------------------------------------------------------------
Weighted Average Number of Common Shares Outstanding                                 11,896,966            8,823,530
---------------------------------------------------------------------------------------------------------------------


















                           - See Accompanying Notes -

Idaho Consolidated Metals Corp.                                      Statement 4
Interim Consolidated Statement of Cash Flow
For the Three Months Ended 31 March
U.S. Funds
Unaudited - See Notice to Reader




Cash Resources Provided By (Used In)                                                       1999                 1998
---------------------------------------------------------------------------------------------------------------------
Operating Activities
    Loss for the period                                                        $       (167,805)      $     (144,107)
    Item not affected by cash
      Amortization                                                                        1,593                2,276
      Amortization of interest discount                                                  37,530                    -
    Changes in current assets and liabilities
      Cash in trust                                                                      50,000                    -
      Accounts receivable                                                               (17,777)                (363)
      Accounts payable       - Related parties                                          (44,608)              12,370
                             - Other                                                    (54,772)               7,337
                                                                               --------------------------------------
    Net cash used in operating activities                                              (195,839)            (122,487)
                                                                               --------------------------------------
Investing Activities
    Restricted investments                                                               (2,000)                   -
    Property rights, plant and equipment                                               (102,676)             (37,313)
                                                                               --------------------------------------
    Net cash used in investing activities                                              (104,676)             (37,313)
                                                                               --------------------------------------
Financing Activities
    Notes payable                                                                        72,778              208,999
    Net proceeds from issuance of convertible securities                                 42,222                    -
    Share capital                                                                       200,000                    -
                                                                               --------------------------------------
    Net cash provided by financing activities                                           315,000              208,999
                                                                               --------------------------------------
Net increase in Cash                                                                     14,485               49,199
    Cash position - Beginning of period                                                     407               78,885
                                                                               --------------------------------------
Cash Position - End of Period                                                  $         14,892       $      128,084
---------------------------------------------------------------------------------------------------------------------









                           - See Accompanying Notes -

Idaho Consolidated Metals Corp.                                       Schedule 1
Interim Consolidated Schedule of Administrative Expenses
For the Three Months Ended 31 March
U.S. Funds
Unaudited - See Notice to Reader



                                                                                         1999                  1998
---------------------------------------------------------------------------------------------------------------------
Professional fees                                                              $       35,392         $      32,654
Management fees and wages                                                              25,379                54,889
Travel                                                                                 15,831                17,233
Office and general                                                                      9,930                 9,587
Office rent                                                                             5,379                 6,383
Transfer agent and filing fees                                                          3,276                 1,853
Shareholder information                                                                 1,842                10,368
Amortization                                                                            1,593                 2,276
Entertainment and promotion                                                               449                   353
                                                                               --------------------------------------
Expenses for the Period                                                        $       99,071         $     135,596
---------------------------------------------------------------------------------------------------------------------



Interim Consolidated Schedule of Resource Property Costs            Schedule 2
For the Three Months Ended 31 March
U.S. Funds
Unaudited - See Notice to Reader



                                                                                         1999                  1998
---------------------------------------------------------------------------------------------------------------------
Direct - Mineral
    Idaho County, Idaho, U.S.A.
      Lease payments and acquisition costs                                     $       11,600         $      12,600
      Geological                                                                        8,304                14,681
      Taxes, licenses and permits                                                       1,411                   184
      Environmental                                                                       710                     -
      Field transportation                                                                378                     -
      Survey                                                                                -                 4,278
      Camp and general                                                                      -                 3,680
      Staking, filing and claim rental                                                      -                 1,890
    Montana, U.S.A.
      Staking, filing and claim rental                                                 26,540                     -
      Geological                                                                       22,672                     -
      Assaying                                                                         14,160                     -
      Field transportation                                                             11,260                     -
      Survey                                                                            2,953                     -
      Environmental                                                                     1,819                     -
      Camp and general                                                                    869                     -
                                                                               --------------------------------------
Costs for the Period                                                           $      102,676         $      37,313
---------------------------------------------------------------------------------------------------------------------


                           - See Accompanying Notes -

Idaho Consolidated Metals Corp.
Notes to Interim Consolidated Financial Statements
31 March 1999
U.S. Funds
Unaudited - See Notice to Reader



--------------------------------------------------------------------------------

1.   Significant Accounting Policies

     The notes to the consolidated financial statements as at 31 December 1998, as set forth in the company's 1998 Annual Report substantially apply to these interim consolidated financial statements and are not repeated here.

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