Form 10QSB
period 1999-06-30
IDAHO CONSOLIDATED METALS CORP
filed 1999-09-17
CIK 886183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                        --------------------------------
                                   FORM 10-QSB

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period ended June 30, 1999

     |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Transition Period from _________ to _________
          Commission File Number _____________________




                         IDAHO CONSOLIDATED METALS CORP.
        (Exact Name of Small Business Issuer as Specified in its Charter)

   British Columbia, Canada                             82-0465571
------------------------------------        ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


                           504 Main Street, Suite 470
                              Post Office Box 1124
                              Lewiston, Idaho 83501
                -------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (208) 743-0914
                -------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)



Check  whether  the issuer  has (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 15,231,104 as of June 30, 1999.

Transitional Small Business Disclosure Format (check one):  Yes  |_|  No |X|

                         IDAHO CONSOLIDATED METALS CORP.

                                   Form 10-QSB
                   For the Fiscal Quarter ended June 30, 1999


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


PART II

OTHER INFORMATION

   ITEM 1.  LEGAL PROCEEDINGS....................................................................................14
   ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS............................................................16
   ITEM 3.  DEFAULTS UPON SENIOR SECURITIES......................................................................16
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................................................17
   ITEM 5.  OTHER INFORMATION....................................................................................17
   ITEM 6.  EXHIBITS AND REPORTS FILED ON FORM 8-K...............................................................17


SIGNATURES.......................................................................................................18


                                     PART I
                              FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS OF THE COMPANY

The following unaudited financial statements for the period ended June 30, 1999 are included in response to Item 1 and have been compiled by Staley, Okada, Chandler & Scott, Chartered Accountants.

The financial statements should be read in conjunction with Management's Discussion and Analysis or Plan of Operations and other financial information included elsewhere in this Form 10-QSB.

                               IDAHO CONSOLIDATED
                                  METALS CORP.

                         (An Exploration Stage Company)

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                  30 JUNE 1999

                        Unaudited - See Notice to Reader

                                   U.S. Funds
















                         STALEY, OKADA, CHANDLER & SCOTT

                              Chartered Accountants

NOTICE TO READER

--------------------------------------------------------------------------------

We have compiled the interim consolidated balance sheet of Idaho Consolidated Metals Corp. as at 30 June 1999 and the interim consolidated statements of changes in shareholders' equity, operations and cash flow for the six months then ended from information provided by management. We have not audited, reviewed or otherwise attempted to verify the accuracy or completeness of such information. Readers are cautioned that these statements may not be appropriate for their purposes.

A partner of Staley, Okada, Chandler & Scott is an officer of the company. Therefore, we are not independent from these interim consolidated financial statements.











Burnaby, B.C.                                    STALEY, OKADA, CHANDLER & SCOTT
6 August 1999                                              CHARTERED ACCOUNTANTS

--------------------------------------------------------------------------------

Idaho Consolidated Metals Corp.                                     Statement 1
(An Exploration Stage Company)
Interim Consolidated Balance Sheet
As at 30 June
U.S. Funds
Unaudited - See Notice to Reader



ASSETS                                                                                     1999                 1998
--------------------------------------------------------------------------------------------------------------------
Current
    Cash                                                                      $         108,382       $          461
    Accounts receivable                                                                   5,569                8,671
    Cash in trust                                                                             -               50,000
                                                                              --------------------------------------
                                                                                        113,951               59,132
Restricted Investments                                                                   82,000               90,000
Property Rights, Plant and Equipment                                                  1,697,988            3,105,938
                                                                              --------------------------------------
                                                                              $       1,893,939       $    3,255,070
--------------------------------------------------------------------------------------------------------------------
LIABILITIES
--------------------------------------------------------------------------------------------------------------------
Current
    Accounts payable    - Related parties                                     $         152,662       $       58,332
                        - Other                                                         152,131              227,583
    Current portion of notes payable                                                      9,735              658,614
                                                                              --------------------------------------
                                                                                        314,528              944,529
                                                                              --------------------------------------
Notes Payable                                                                           555,121               10,857
                                                                              --------------------------------------

SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------------------------------------------
Share Capital - Statement 2                                                           8,441,199            7,508,593
Convertible Securities                                                                  217,445                    -
Deficit - Accumulated during the Exploration Stage - Statement 2                     (7,634,354)          (5,208,909)
                                                                              --------------------------------------
                                                                                      1,024,290            2,299,684
                                                                              --------------------------------------
                                                                              $       1,893,939       $    3,255,070
--------------------------------------------------------------------------------------------------------------------


ON BEHALF OF THE BOARD:


--------------------------------, Director


--------------------------------, Director





                           - See Accompanying Notes -

Idaho Consolidated Metals Corp.                                     Statement 2
Interim Consolidated Statement of Changes
 In Shareholders' Equity
U.S. Funds
Unaudited - See Notice to Reader



                                                                                             Deficit
                                                                                         Accumulated
                                                                                          During the
                                        Common Shares                   Convertible      Exploration
                                  Shares              Amount            Securities             Stage            Total
----------------------------------------------------------------------------------------------------------------------
Balance - 31 December  1997           9,434,650    $   7,508,593     $           -     $  (4,866,470)    $  2,642,123
   Loss for the period                        -                -                 -          (342,439)        (342,439)
                                   -----------------------------------------------------------------------------------
Balance - 30 June 1998                9,434,650    $   7,508,593     $           -     $  (5,208,909)    $  2,299,684
                                   -----------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------


Balance - 31 December 1998            9,434,650    $   7,508,593     $     249,862     $  (7,263,201)    $    495,254
  Shared  issued  on  conversion
   of promissory notes                2,079,531          407,112           (47,112)                -          360,000
  Shares issued - private
   placement                          2,000,000          200,000                 -                 -          200,000
  Shares issued - exercise of
   warrants                           1,716,923          325,494           (27,527)                -          297,967
  Equity component on issuance
   of convertible securities                  -                -            42,222                 -           42,222
  Loss for the period                         -                -                 -          (371,153)        (371,153)
                                   -----------------------------------------------------------------------------------
Balance - 30 June 1999               15,231,104    $   8,441,199     $     217,445     $  (7,634,354)    $  1,024,290
----------------------------------------------------------------------------------------------------------------------











                           - See Accompanying Notes -

Idaho Consolidated Metals Corp.                                     Statement 3
Interim Consolidated Statement of Operations
U.S. Funds
Unaudited - See Notice to Reader



                                                               1999                                 1998
                                                -----------------------------------    -------------------------------
                                                          Three               Six            Three                Six
                                                         Months            Months           Months             Months
                                                          Ended             Ended            Ended              Ended
                                                        30 June           30 June          30 June            30 June
----------------------------------------------------------------------------------------------------------------------
Operating Expenses
    General and administrative - Schedule 1       $     119,126     $     218,197     $     169,717     $     305,313
                                                  --------------------------------------------------------------------
Other Expenses (Income)
    Abandonment of property rights                            -             8,453                 -                 -
    Interest income                                      (2,136)           (2,437)           (1,652)           (2,313)
    Interest expense                                     86,358           146,940            30,267            39,439
                                                  --------------------------------------------------------------------
                                                         84,222           152,956            28,615            37,126
                                                  --------------------------------------------------------------------

Loss for the Period                               $     203,348     $     371,153     $     198,332     $     342,439
----------------------------------------------------------------------------------------------------------------------
Loss per Common Share                             $        0.02     $        0.03     $        0.02     $        0.04
----------------------------------------------------------------------------------------------------------------------
Weighted Average Number of Common Shares
    Outstanding                                      13,470,749        13,470,749         9,434,686         9,434,686
----------------------------------------------------------------------------------------------------------------------










                           - See Accompanying Notes -

Idaho Consolidated Metals Corp.                                      Statement 4
Interim Consolidated Statement of Cash Flow
U.S. Funds
Unaudited - See Notice to Reader




                                                               1999                                 1998
                                                -----------------------------------    -------------------------------
                                                          Three               Six            Three                Six
                                                         Months            Months           Months             Months
                                                          Ended             Ended            Ended              Ended
Cash Resources Provided By (Used In)                    30 June           30 June          30 June            30 June
----------------------------------------------------------------------------------------------------------------------
Operating Activities
    Loss for the period                           $    (203,348)    $   (371,153)     $   (198,332)    $    (342,439)
    Items not affected by cash
      Amortization                                        1,594            3,187             2,276             4,552
      Amortization of interest discount                  59,741           97,271                 -                 -
    Changes in current assets and liabilities
      Accounts receivable                                14,271           (3,506)           (4,320)           (4,683)
      Cash in trust                                           -           50,000                 -                 -
      Accounts payable
        - Related parties                                68,583           23,975           (90,411)          (78,041)
        - Other                                         (20,805)         (75,577)           65,672            73,009
                                                  --------------------------------------------------------------------
    Net cash used in operating activities               (79,964)        (275,803)         (225,115)         (347,602)
                                                  --------------------------------------------------------------------

Investing Activities
    Property rights, plant and equipment               (132,301)        (234,977)          (51,141)          (88,454)
    Restricted investments                               10,000            8,000                 -                 -
                                                  --------------------------------------------------------------------
    Net cash used in investing activities              (122,301)        (226,977)          (51,141)          (88,454)
                                                  --------------------------------------------------------------------

Financing Activities
    Proceeds of notes payable                                 -           72,778           148,633           357,632
    Net proceeds from issuance of convertible
      securities                                              -           42,222                 -                 -
    Share capital                                       297,967          497,967                 -                 -
    Repayment of notes payable                           (2,212)          (2,212)                -                 -
                                                  --------------------------------------------------------------------
    Net cash provided by financing activities           295,755          610,755           148,633           357,632
                                                  --------------------------------------------------------------------

Net Increase (Decrease) in Cash                          93,490          107,975          (127,623)          (78,424)
    Cash position - Beginning of period                  14,892              407           128,084            78,885
                                                  --------------------------------------------------------------------
Cash Position - End of Period                     $     108,382     $    108,382      $        461     $         461
                                                  --------------------------------------------------------------------





                           - See Accompanying Notes -

Idaho Consolidated Metals Corp.                                       Schedule 1
Interim Consolidated Schedule of General and
    Administrative Expenses
U.S. Funds
Unaudited - See Notice to Reader


                                                               1999                                 1998
                                                -----------------------------------    -------------------------------
                                                          Three              Six              Three               Six
                                                         Months           Months             Months            Months
                                                          Ended            Ended              Ended             Ended
                                                        30 June          30 June            30 June           30 June
----------------------------------------------------------------------------------------------------------------------
Management fees and wages                         $      20,998     $      46,377       $    60,656       $   115,545
Professional fees                                        69,900           105,292            60,311            92,965
Travel                                                    7,222            23,053            18,421            35,654
Shareholder information                                   5,738             7,580            12,473            22,841
Office and general                                        5,683            15,613             5,904            15,491
Office rent                                               5,559            10,938             5,196            11,579
Amortization                                              1,594             3,187             2,276             4,552
Transfer agent and filing fees                            1,239             4,515             2,633             4,486
Entertainment and promotion                                 928             1,377             1,847             2,200
Property search                                             265               265                 -                 -
                                                  --------------------------------------------------------------------
Expenses for the Period                           $     119,126     $     218,197       $   169,717       $   305,313
----------------------------------------------------------------------------------------------------------------------


Interim Consolidated Schedule of Resource Property Costs              Schedule 2
U.S. Funds
Unaudited - See Notice to Reader

                                                               1999                                 1998
                                                -----------------------------------    -------------------------------
                                                          Three              Six              Three               Six
                                                         Months           Months             Months            Months
                                                          Ended            Ended              Ended             Ended
                                                        30 June          30 June            30 June           30 June
----------------------------------------------------------------------------------------------------------------------
Direct - Mineral
    Idaho County, Idaho, U.S.A.
       Geological                                 $       2,404     $      10,708      $     25,324       $    40,005
       Lease payments and acquisition                     7,300            18,900            12,000            24,600
       Camp and general                                      84             1,495             3,765             7,445
       Assaying, staking and claim rental                     -                 -             3,382             5,456
       Survey                                                 -                 -               498             4,776
       Transportation                                     1,167             1,545             3,701             3,701
       Environmental                                      2,577             3,287                 -                 -
    Montana, U.S.A.
       Staking, filing and claim rental                  37,599            64,139                 -                 -
       Geological                                        51,835            74,507                 -                 -
       Assaying                                          17,875            32,035                 -                 -
       Field transportation                              10,382            21,642                 -                 -
       Survey                                                75             3,028                 -                 -
       Environmental                                      1,003             2,822                 -                 -
       Camp and general                                       -               869                 -                 -
                                                  --------------------------------------------------------------------
Costs for the Period                              $       132,301   $     234,977      $     48,670       $    85,983
----------------------------------------------------------------------------------------------------------------------



                           - See Accompanying Notes -

Idaho Consolidated Metals Corp.
Notes to Interim Consolidated Financial Statements
30 June 1999
U.S. Funds
Unaudited - See Notice to Reader


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

1.   Results of Operations

Second Quarter 1999 Compared with Second Quarter 1998

The Company is in the exploration stage and has yet to generate revenue from production. The Company continues to explore its mineral properties in an effort to establish proven ore reserves, and has the additional resources of a joint venture partner (Kinross Gold U.S.A., Inc.) to assist in this regard.

In the second quarter, general and administrative expenses decreased from $169,717 to $119,126 compared to the second quarter of 1998, representing a 30% savings. Significant decreases were experienced in management fees and wages, travel and shareholder information expenses. On a quarter over quarter basis, the Company reduced operating expenses by nearly $51,000.

The Company experienced a net loss for the period of $203,348, of which $119,126 was related to general and administrative expenses. The Company had a loss of $198,332 for the same period in 1998.

During the quarter, the Company expended $132,301 on its resource property exploration, development and acquisition program as compared to $48,670 in the comparable 1998 period.

The Company's expenditures on its mining interests located in Idaho, U.S.A. decreased to $13,532 for the quarter ended June 30, 1999 as compared to $48,670 in the same quarter in 1998 as the Company focuses its attention to its Montana properties.

The Company has acquired three non-contiguous properties in Montana.

The first property consists of claims staked by the Company and a property leased from Platinum Fox, Inc. under a Memorandum of Understanding. These 155 claims cover the upper member of the Ultramafic series composed of cumulates of Olivine and Bronzite, as well as the contact between the Ultramafic and Banded series. This property is parallel to the strike of the J.M. Reef and is contiguous for 7 miles along the Reef. The property adjoins a portion of Stillwater Mining Company's ("Stillwater") patented ground, which is currently under development.

The second property consists of 119 claims staked by the Company along the Picket Pin zone and is parallel to the western portion of the J.M. Reef. Mineralization is reported (from work conducted by Anaconda Mining Co.) along the entire exposed strike length of the deposit. The majority of the mineralization occurs within 10 to 20 metres at or below the contact on an abrupt change in texture and mode in the anorthosite rock.

The third property consists of 75 claims, in three claim blocks, adjacent to Stillwater's patented claims in the Black Butte Mountain area. The property adjoins Stillwater's patented ground and is within 1.5 miles of the Stillwater Mine. The claims cover up to 1,800 feet of the lower stratigraphic section of the Platinum and Palladium (PGE) bearing Lower Banded Series. This horizon is the host to the 26 mile long J.M. Reef, which contains the most developed PGE deposit.

During the quarter ended June 30, 1999, the Company continued its staking and filing program in Montana, U.S.A. and commenced its 1999 prospecting and geological program on the Montana properties. The Company has staked multiple sulfide rich horizons that are anomalous in platinum and palladium adjacent to the operating Stillwater Mine located in Stillwater and Sweet Grass counties, Montana. The Company conducted research of the geology of the area and detailed title research into the land position. Based on the results of that research, the Company has staked or acquired three large blocks of claims.

The Company's expenditures on its mining interests located in Montana, U.S.A. have increased to $118,769 for the quarter ended June 30, 1999 as compared to $0 in the same quarter in 1998. Staking, filing and claim rental costs incurred in the quarter ended June 30, 1999, amounted to $37,599 as compared to $0 in the same period in 1998. The Company also expended $69,710 on geological and assaying in the quarter ended June 30, 1999, as compared to $0 for these activities in the same period in 1998.


Six Months Ended June 30, 1999 Compared with the Six Months Ended June 30, 1998

The Company is in the exploration stage and has yet to generate revenue from production. The Company continues to explore its mineral properties in an effort to establish proven ore reserves, and has the additional resources of a joint venture partner (Kinross Gold U.S.A., Inc.) to assist in this regard.

For the six months ended June 30, 1999, general and administrative expenses decreased from $305,313 to $218,197 compared to the six months ended June 30, 1998, representing a 29% savings. Significant decreases were experienced in management fees and wages, travel and shareholder information expenses. On a period over period basis, the Company reduced operating expenses by approximately $87,000.

The Company experienced a net loss for the period of $371,153, of which $218,197 was related to general and administrative expenses. The Company had a loss of $342,439 for the same period in 1998.

During the six months, the Company expended $234,977 on its resource property exploration, development and acquisition program as compared to $85,983 in the comparable 1998 period.

The Company's expenditures on its mining interests located in Idaho, U.S.A. decreased to $35,935 for the six months ended June 30, 1999 as compared to $85,983 in the same period in 1998 as the Company focuses its attention to its Montana properties.

The Company's expenditures on its mining interests located in Montana, U.S.A. have increased to $199,042 for the period ended June 30, 1999 as compared to $0 in the same period in 1998. Staking, filing and claim rental costs incurred in the period ended June 30, 1999, amounted to $64,139 as compared to $0 in the same period in 1998. The Company also expended $74,507 on geological and $32,035 on assaying in the period ended June 30, 1999, as compared to $0 on these activities in the same period in 1998.


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

During the quarter ended June 30, 1999, the Tomasovich Family Trust as lender (the "Trust"), elected to convert convertible loan #3 in the amount of $150,000 of the notes issued during 1998 for 932,608 units of the Company. Each unit consists of one common share of the Company's stock and one non-transferable share purchase warrant. The Company reduced notes payable by $150,000, reduced convertible securities by $19,585 and increased share capital by $169,585 on conversion of these notes. The remaining $19,585 of equity remains in convertible securities until the related warrants are exercised.

During the quarter ended June 30, 1999, the Trust exercised 1,146,923 share purchase warrants representing all of the non-transferable share purchase warrants related to convertible loans #1 and #2. The Company received cash in the amount of $240,967 on exercise of the warrants and issued 1,146,923 shares. The Company reduced convertible securities by $27,527 and increased share capital by $268,494 on exercise of these warrants.

During the quarter ended June 30, 1999, Mr. D. Steiner exercised 570,000 share purchase warrants related to the March 1999 private placement. The Company received cash in the amount of $57,000 on exercise of the warrants and issued 570,000 shares.

The Company anticipates, based on currently proposed plans and assumptions relating to its operations and exploration activities, that the proceeds of the warrants exercised in the quarter ended June 30, 1999, will not be sufficient to satisfy the Company's contemplated cash requirements for the following 12 month period. Any proceeds from the exercise of stock options or warrants will be applied to satisfy the Company's contemplated cash requirements. The remaining proceeds, if any, will be added to general working capital purposes or used to reduce current liabilities.

The Company plans to conduct exploration and development on its various properties within the constraints of current market conditions, with its objective being the maximization of geologic understanding of the projects with minimal expenditures. The Company's estimated budget, for the remainder of 1999, for all properties is $540,000 including BLM rental fees and contractual payments to underlying claim owners. The Company intends to conduct an extensive exploration program on the recently staked and optioned claims located near the operating Stillwater Mine in Montana. The program will consist of mapping, sampling and geophysics by the Fall of 1999. The 1999 budget has been decreased by $180,000 as the drilling program has been delayed until the second quarter of 2000 as a result of delays in the permitting process. The anticipated budget for this program is $220,000 and is within the $540,000 budget for the remainder of fiscal 1999. The remainder of the $540,000 budget will be spent on geologic mapping, sampling and assays, geologic interpretation, geophysics, geochemical soil sampling, property payments and claim rental fees. The estimated budget is exclusive of expenditures by the Company's joint venture partner on the Petsite property.

The Company requires approximately $150,000 for general and administrative expenses for the remainder of the fiscal year and approximately $8,000 for payments on its notes payable. The Company anticipates repayment of these notes from the proceeds on the exercise of stock options and warrants.

As at June 30, 1999, the Company has a working capital deficiency of $200,577 versus a working capital deficiency of $885,397 for the same period in 1998. Accounts payable to related parties accounts for approximately 76% of the working capital deficiency. The Company anticipates improvement of this deficiency from the proceeds of private placements and the exercise of stock options and warrants during 1999.

Positive cash flow from the financing activities of the Company of $295,755 and $148,633 were recorded during the quarters ended June 30, 1999 and 1998, respectively. Positive cash flow from the financing activities of the Company of $610,755 and $357,632 were recorded during the six months ended June 30, 1999 and 1998, respectively. The convertible securities increased to $217,445 at June 30, 1999 from $0 at June 30, 1998. The long-term debt increased to $555,121 at June 30, 1999 from $10,857 in 1998 and current liabilities decreased to $314,528 in 1999 from $944,529 in 1998. Of the June 30, 1999, current liabilities, $152,131 represents the amount due to non related party accounts payable accounts, $152,662 represents accounts payable amounts due to various related parties, and $9,735 represents the current portion of notes payable.

Negative cash flows from operating activities of ($79,964) and ($225,115) were recorded during the quarters ended June 30, 1999 and 1998, respectively. Negative cash flows from operating activities of ($275,803) and ($347,602) were recorded during the six months ended June 30, 1999 and 1998, respectively. The Company will continue recording negative cash flow from operating activities unless significant revenue is generated from ore production. The continued negative cash flow will have a material negative impact on liquidity.

Investing activities consist of funds being expended on acquisition and exploration of resource properties. The net cash expended on investing activities for the quarters ended June 30 increased to $(122,301) in 1999 from $(51,141) in 1998. Negative cash flows from investing activities of ($226,977) and ($88,454) were recorded during the six months ended June 30, 1999 and 1998, respectively.

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

During 1998, the claims for securities fraud and negligent misrepresentation were dismissed by the Court, on summary judgment. The remaining claims of the lawsuit are in the discovery phase, the trial set for August 23, 1999 has been put aside and the parties have agreed to non-binding arbitration set to commence on October 1, 1999. The Company is of the view that the allegations are generally without merit and will continue to defend such actions vigorously.

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



ITEM 2.  CHANGES IN SECURITIES and use of proceeds

Conversion of Convertible Promissory Notes Payable

On May 13, 1999, the Tomasovich Family Trust as lender (the "Trust"), Theodore Tomasovich being both Trustee of the Trust and a Director of the Company, elected to convert $150,000 of the notes issued during 1998 for 932,608 units of the Company. Each unit consisted of one common share of the Company's stock and one non-transferable share purchase warrant. The warrants allow the holder to purchase additional common shares at C$0.28 per share to May 15, 2000.

The Company reduced notes payable by $150,000, reduced convertible securities by $19,585 and increased share capital by $169,585 on conversion of these notes. The remaining $19,585 of equity remains in convertible securities until the related warrants are exercised.

Exercise of Warrants


On June 7,1999, Mr. D. Steiner exercised 570,000 share purchase warrants related to the March 1999 Private Placement upon payment of cash in the amount of $57,000 and the Company issued 570,000 shares.

On June 11, 1999, the Trust exercised 1,146,923 share purchase warrants representing all of the non-transferable share purchase warrants related to convertible loans #1 and #2. The Company received cash in the amount of $240,967 on exercise of the warrants and issued 1,146,923 shares. The Company reduced convertible securities by $27,527 and increased share capital by $268,494 on exercise of these warrants.


Item 3.  Defaults upon Senior Securities
Not applicable.


Item 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended June 30, 1999, the following matters were submitted to a vote of, and approved by, the security holders at the Company's annual general meeting held on June 28, 1999;

     (a) to elect Delbert W. Steiner, Theodore Tomasovich, Robert A. Young and Jag Vyas as directors for the ensuing year;

     (b) to appoint PricewaterhouseCoopers LLP as auditors for the ensuing year and to authorize the directors of the Company to fix the remuneration of the auditors; and

     (c) to approve the granting, generally, by the board of directors of new stock options and the amendment of existing stock options granted to insiders of the Company until the date of the next annual general meeting.



ITEM 5.  OTHER INFORMATION

None.


ITEM 6.  EXHIBITS AND REPORTS FILED ON FORM 8-K

(a)      Exhibit 27.
(b)      None.

                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 2nd day of September, 1999.


                                       IDAHO CONSOLIDATED METALS CORPORATION



                                       By: /s/ "DELBERT W. STEINER"
                                           -------------------------------------
                                           Delbert W. Steiner
                                           President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 10th day of September, 1999.


     Signature                       Title                           Date
     ---------                       -----                           ----



/s/ "DELBERT W. STEINER"       Director, President and        September 2, 1999
--------------------------     Chief Executive Officer
Delbert W. Steiner



/s/ "KENNETH A. SCOTT"         Chief Financial Officer        September 2, 1999
--------------------------
Kenneth A. Scott