Form 10QSB
period 1999-09-30
IDAHO CONSOLIDATED METALS CORP
filed 1999-11-15
CIK 886183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                        --------------------------------
                                   FORM 10-QSB

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period ended September 30, 1999

     |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Transition Period from _________ to _________
          Commission File Number _____________________




                         IDAHO CONSOLIDATED METALS CORP.
        -----------------------------------------------------------------
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



Check  whether  the issuer  has (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No
| |

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 24,499,361 as of September 30, 1999.

Transitional Small Business Disclosure Format (check one):  Yes  |_|  No |X|

                         IDAHO CONSOLIDATED METALS CORP.

                                   Form 10-QSB
                   For the Fiscal Quarter ended September 30, 1999


                                TABLE OF CONTENTS


                                                                                                  Page
                                                                                                  ----
PART I - FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS OF THE COMPANY...................................................3

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION............................11


PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS....................................................................15

     ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS............................................17

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES......................................................18

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................................18

     ITEM 5.  OTHER INFORMATION....................................................................18

     ITEM 6.  EXHIBITS AND REPORTS FILED ON FORM 8-K...............................................18

SIGNATURES


                                     PART I
                              FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS OF THE COMPANY

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

                               IDAHO CONSOLIDATED
                                  METALS CORP.

                         (An Exploration Stage Company)

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                  30 SEPTEMBER 1999

                        Unaudited - See Notice to Reader

                                   U.S. Funds

Idaho Consolidated Metals Corp.                                     Statement 1
(An Exploration Stage Company)
Interim Consolidated Balance Sheet
As at 30 September
U.S. Funds
Unaudited - See Notice to Reader




ASSETS                                                                            1999                 1998
------------------------------------------------------------------------------------------------------------
Current
    Cash                                                                   $   131,343         $      1,445
    Accounts receivable                                                          6,241                3,005
    Cash in trust                                                                    -               50,000
                                                                           ---------------------------------
                                                                               137,584               54,450
Restricted Investments                                                          82,000               90,000
Property Rights, Plant and Equipment                                         1,989,269            3,153,233
                                                                           ---------------------------------
                                                                           $ 2,208,853         $  3,297,683
------------------------------------------------------------------------------------------------------------

LIABILITIES
------------------------------------------------------------------------------------------------------------
Current
    Accounts payable
      - Related parties                                                    $   157,758        $      42,347
      - Other                                                                  204,515              221,642
    Current portion of notes payable                                             9,842              848,214
                                                                           ---------------------------------
                                                                               372,115            1,112,203
                                                                           ---------------------------------
Notes Payable                                                                    4,871                9,713
                                                                           ---------------------------------

SHAREHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------
Share Capital - Statement 2                                                  9,653,485            7,508,593
Convertible Securities                                                          63,985                    -
Deficit - Accumulated during the exploration stage - Statement 2            (7,885,603)          (5,332,826)
                                                                           ---------------------------------
                                                                             1,831,867            2,175,767
                                                                           ---------------------------------
                                                                           $ 2,208,853        $   3,297,683
------------------------------------------------------------------------------------------------------------



ON BEHALF OF THE BOARD:


--------------------------------, Director


--------------------------------, Director



                           - See Accompanying Notes -

Idaho Consolidated Metals Corp.                                      Statement 2
Interim Consolidated Statement of Changes
   In Shareholders' Equity
U.S. Funds
Unaudited - See Notice to Reader




                                                                                            Deficit
                                                                                        Accumulated
                                                                                         During the
                                             Common Shares             Convertible      Exploration
                                       Shares            Amount        Securities             Stage             Total
----------------------------------------------------------------------------------------------------------------------
Balance - 31 December  1997          9,434,650     $   7,508,593       $        -     $  (4,866,470)     $  2,642,123
   Loss for the period                       -                 -                -          (466,356)         (466,356)
                                    ----------------------------------------------------------------------------------
Balance - 30 September 1998          9,434,650     $   7,508,593                -     $  (5,332,826)      $ 2,175,767
----------------------------------------------------------------------------------------------------------------------



Balance - 31 December 1998           9,434,650     $   7,508,593       $  249,862     $  (7,263,201)     $    495,254
  Shares issued on conversion
   of promissory notes               7,947,000         1,193,042         (146,042)                -         1,047,000
  Shares issued - private
   placement                         2,000,000           200,000                -                 -           200,000
  Shares issued - exercise of
   warrants                          5,117,711           751,850          (82,057)                -           669,793
  Equity component on issuance
   of convertible securities                 -                 -           42,222                 -            42,222
  Loss for the period                        -                 -                -          (622,402)         (622,402)
                                    ----------------------------------------------------------------------------------
Balance - 30 September 1999         24,499,361     $   9,653,485       $   63,985     $  (7,885,603)     $  1,831,867
----------------------------------------------------------------------------------------------------------------------






                           - See Accompanying Notes -

Interim Consolidated Statement of Operations                         Statement 3
U.S. Funds
Unaudited - See Notice to Reader



                                                          1999                                    1998
                                          -------------------------------------     ----------------------------------
                                              Three Months         Nine Months       Three Months         Nine Months
                                                     Ended               Ended              Ended               Ended
                                               30 September      30 September         30 September       30 September
----------------------------------------------------------------------------------------------------------------------
Operating Expenses
  General and administrative - Schedule 1     $    130,143       $     348,340       $    115,179        $    420,492
                                              ------------------------------------------------------------------------

Other (Income) Expenses
    Abandonment of property rights                       -               8,453                  -                   -
    Interest income                                   (883)             (3,320)            (1,208)             (3,521)
    Interest expense                               121,989             268,929              9,946              49,385
                                              ------------------------------------------------------------------------
                                                   121,106             274,062              8,738              45,864
                                              ------------------------------------------------------------------------

Loss for the Period                           $    251,249       $     622,402       $    123,917        $    466,356
----------------------------------------------------------------------------------------------------------------------
Loss per Common Share                         $       0.02       $        0.04       $       0.01        $       0.05
----------------------------------------------------------------------------------------------------------------------
Weighted Average Number of Common Shares
    Outstanding                                 16,620,311          16,620,311          9,434,650           9,434,650
----------------------------------------------------------------------------------------------------------------------







                           - See Accompanying Notes -

Idaho Consolidated Metals Corp.                                      Statement 4
Interim Consolidated Statement of Cash Flow
U.S. Funds
Unaudited - See Notice to Reader




                                                          1999                                    1998
                                          -------------------------------------     ----------------------------------
                                              Three Months         Nine Months       Three Months         Nine Months
                                                     Ended               Ended              Ended               Ended
Cash Resources Provided By (Used In)           30 September      30 September        30 September        30 September
----------------------------------------------------------------------------------------------------------------------
Operating Activities
    Loss for the period                       $   (251,249)      $   (622,402)        $  (123,917)       $  (466,356)
    Items not affected by cash
      Amortization                                   2,072              5,259               2,276               6,828
      Amortization of interest discount            109,650            206,921                   -                   -
    Changes in current assets and
        liabilities
      Cash in trust                                      -             50,000                   -                   -
      Accounts receivable                             (672)            (4,178)              5,666                 983
      Accounts payable
        - Related parties                            5,096             29,071             (15,985)           (138,645)
        - Other                                     80,734              5,157              (5,941)             67,068
                                              ------------------------------------------------------------------------
    Net cash used in operating activities          (54,369)          (330,172)           (137,901)           (530,122)
                                              ------------------------------------------------------------------------
Investing Activities
    Property rights, plant and equipment          (293,352)          (528,329)            (49,571)           (138,025)
    Restricted investments                               -              8,000                   -                   -
                                              ------------------------------------------------------------------------
    Net cash used in investing activities         (293,352)          (520,329)            (49,571)           (138,025)
                                              ------------------------------------------------------------------------
Financing Activities
    Proceeds of notes payable                            -             72,778             188,456             590,707
    Net proceeds from issuance of
      convertible securities                             -             42,222                   -                   -
    Repayment of notes payable                      (1,144)            (3,356)                  -                   -
    Share capital                                  371,826            869,793                   -                   -
                                              ------------------------------------------------------------------------
    Net cash provided by financing activities      370,682            981,437             188,456             590,707
                                              ------------------------------------------------------------------------

Net Increase (Decrease) in Cash                     22,961            130,936                 984             (77,440)
    Cash position - Beginning of period            108,382                407                 461              78,885
                                              ------------------------------------------------------------------------
Cash Position - End of Period                 $    131,343       $    131,343         $     1,445        $      1,445
----------------------------------------------------------------------------------------------------------------------





                           - See Accompanying Notes -

Idaho Consolidated Metals Corp.                                       Schedule 1
Interim Consolidated Schedule of General and
    Administrative Expenses
U.S. Funds
Unaudited - See Notice to Reader


                                                          1999                                    1998
                                          -------------------------------------     ----------------------------------
                                              Three Months         Nine Months        Three Months        Nine Months
                                                     Ended               Ended               Ended              Ended
                                               30 September      30 September         30 September       30 September
----------------------------------------------------------------------------------------------------------------------
Management fees and wages                     $     21,700      $      68,077       $      42,113       $     157,658
Professional fees                                   75,905            181,197              36,858             134,159
Travel                                               5,624             28,677                 423              36,077
Shareholder information                              9,479             17,059               2,452              20,957
Office and general                                   3,606             19,219              14,656              30,147
Office rent                                          7,352             18,290               8,423              20,002
Amortization                                         2,072              5,259               2,276               6,828
Transfer agent and filing fees                       4,212              8,727               4,562               9,048
Entertainment and promotion                            145              1,522               3,416               5,616
Property search                                         48                313                   -                   -
                                              ------------------------------------------------------------------------
Expenses for the Period                       $    130,143      $     348,340       $     115,179       $    420,492
----------------------------------------------------------------------------------------------------------------------



Interim Consolidated Schedule of Property Rights,                     Schedule 2
Plant and Equipment
U.S. Funds
Unaudited - See Notice to Reader

                                                          1999                                    1998
                                          -------------------------------------     ----------------------------------
                                              Three Months         Nine Months        Three Months        Nine Months
                                                     Ended               Ended               Ended              Ended
                                               30 September      30 September         30 September       30 September
----------------------------------------------------------------------------------------------------------------------
Direct - Mineral
    Idaho County, Idaho, U.S.A.
      Geological                              $        590       $      11,298        $      7,837       $     47,842
      Lease payments and acquisition                11,500              30,400              13,200             37,800
      Camp and general                                  68               1,563                  93              7,538
      Assaying, staking and claim rental            18,100              18,100              22,141             27,597
      Survey                                             -                   -                 601              5,377
      Transportation                                 2,131               3,676               1,257              4,958
      Environmental                                  1,088               4,375               3,452              3,452
      Taxes and licenses                                 -                   -                 990                990
    Montana, U.S.A.
      Staking, filing and claim rental              77,561             141,700                   -                  -
      Geological                                   122,525             197,032                   -                  -
      Assaying                                       4,260              36,295                   -                  -
      Field transportation                          28,285              49,927                   -                  -
      Survey                                        15,812              18,840                   -                  -
      Environmental                                  7,162               9,984                   -                  -
      Camp and general                                  12                 881                   -                  -
Equipment                                            4,258               4,258                   -              2,471
                                              ------------------------------------------------------------------------
Costs for the Period                          $    293,352       $     528,329        $     49,571       $    138,025
----------------------------------------------------------------------------------------------------------------------


                           - See Accompanying Notes -

Idaho Consolidated Metals Corp.
Notes to Interim Consolidated Financial Statements
30 September 1999
U.S. Funds
Unaudited - See Notice to Reader


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

--------------------------------------------------------------------------------

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Certain statements within this Form 10-QSB are "forward-looking statements" within the meaning of the United States Private Securities Litigation Reform Act of 1995. Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, using words and phrases such as "expects", "believe", "believes", "plans", "anticipates", "is anticipated", or stating that certain actions, events or results "will", "may", "should", or "can" be taken, occur or be achieved) are not statements of historical fact and may be "forward-looking statements". The statements referred to above generally relate to the prospects of the Company's exploration and development activities. Forward-looking statements are based on expectations, estimates and projections at the time the statements are made that involve a number of risks and uncertainties which could cause actual results or events to differ materially from those anticipated by the Company. These risks and uncertainties include, but are not limited to, the inherent risks associated with precious metals and mineral property development and production such as, the competitive nature of the precious metals industry, the existence of competitors with integrated development and marketing organizations, market fluctuations in the world price of gold and other precious metals, the fluctuation in the supply and demand for gold and other precious metals and the proximity and capacity of competitors, the risks and uncertainties associated in complying with governmental regulations, including regulations relating to price controls, taxes, royalties, land tenure, allowable production, the import and export of precious metals and environmental protection, the risk that no commercial quantities of precious metals will be discovered, the uncertainties related to dealing with third-party operators of precious metal properties, the risks and uncertainties related to the future development and acquisition of suitable additional producing properties or prospects, the risks associated with unusual or unexpected geological formations, pressures or other unforeseen conditions during drilling, the risks associated with liabilities and damages relating to pollution or other hazards against which the Company may not be able to adequately insure against and the risk that actual costs incurred in the abandonment of drilling or mines will substantially exceed the estimated abandonment costs. The Company assumes no obligation to update the information contained in this Form 10-QSB upon the occurrence of one or more of the factors listed above.


1.   Results of Operations

Third Quarter 1999 Compared with Third Quarter 1998

The Company is in the exploration stage and has yet to generate revenue from production. The Company continues to explore its mineral properties in an effort to establish proven ore reserves, and has relied, in part, on the resources of a joint venture partner (Kinross Gold U.S.A., Inc.) to assist in its exploration activities.

In the third quarter, general and administrative expenses increased from $115,179 to $130,143 compared to the third quarter of 1998, representing a 13% increase in costs. Significant decreases were experienced in management fees and wages, but were more than offset by an increase in professional fees in the quarter. On a quarter over quarter basis, the Company increased operating expenses by nearly $15,000.

The Company experienced a net loss for the period of $251,249, of which $130,143 was related to general and administrative expenses. The Company had a loss of $123,917 for the same period in 1998.

During the quarter, the Company expended $293,352 on its resource property exploration, development and acquisition program as compared to $49,571 in the comparable 1998 period.

The Company's expenditures on its mining interests located in Idaho, U.S.A. decreased to $33,477 for the quarter ended September 30, 1999 as compared to $49,571 in the same quarter in 1998 as the Company focuses its attention on its Montana properties.

The Company has acquired and leased three non-contiguous properties in Montana. During the quarter ended September 30, 1999, the Company continued its staking and filing program in Montana, U.S.A. and commenced its 1999 prospecting and geological program on the Montana properties. During the quarter the Company completed a tri-party lease agreement with a purchase option, subject to regulatory approval, on the 54 claim Platinum Fox property. The Platinum Fox property overlies platinum/palladium-bearing Chromite horizons in the Stillwater Complex in Montana. The Company has staked multiple sulfide rich horizons that are anomalous in platinum and palladium adjacent to the operating Stillwater Mine located in Stillwater and Sweet Grass counties, Montana. The Company conducted research of the geology of the area and detailed title research into the land position. Based on the results of that research, the Company has staked or acquired three large blocks of claims.

The Company's expenditures on its mining interests located in Montana, U.S.A. have increased to $259,875 for the quarter ended September 30, 1999 as compared to $0 in the same quarter in 1998. Staking, filing and claim rental costs incurred in the quarter ended September 30, 1999, amounted to $77,561 as compared to $0 in the same period in 1998. The Company also expended $122,525 on geological and assaying in the quarter ended September 30, 1999, as compared to $0 for these activities in the same period in 1998.


Nine Months Ended September 30, 1999 Compared with the Nine Months Ended September 30, 1998

For the nine months ended September 30, 1999, general and administrative expenses decreased from $420,492 to $348,340 compared to the nine months ended September 30, 1998, representing a 17% savings. Significant decreases were experienced in management fees and wages, travel and office and general expenses. On a period over period basis, the Company reduced operating expenses by approximately $72,000.

The Company experienced a net loss for the period of $622,402, of which $348,340 was related to general and administrative expenses. The Company had a loss of $466,356 for the same period in 1998.

During the nine months, the Company expended $528,329 on its resource property exploration, development and acquisition program as compared to $138,025 in the comparable 1998 period.

The Company's expenditures on its mining interests located in Idaho, U.S.A. decreased to $69,412 for the nine months ended September 30, 1999 as compared to $138,025 in the same period in 1998 as the Company focuses its attention to its Montana properties.

The Company's expenditures on its mining interests located in Montana, U.S.A. have increased to $458,917 for the period ended September 30, 1999 as compared to $0 in the same period in 1998. Staking, filing and claim rental costs incurred in the period ended September 30, 1999, amounted to $141,700 as compared to $0 in the same period in 1998. The Company also expended $197,032 on geological, $36,295 on assaying and $49,927 on field transportation in the period ended September 30, 1999, as compared to $0 on these activities in the same period in 1998.

2.   Liquidity and Capital Resources

The Company is dependent on the proceeds of debt and equity financings, including but not limited to public offerings, private placements, issuances of convertible securities and the exercise of stock options or warrants, as well as from the optioning or sale of its properties and the sale of other assets to fund its general and administrative expenditures and its mineral exploration and development costs. Without such proceeds, the Company may not continue as a going concern. See note 1 to the Company's December 31, 1998 Financial Statements for additional information. The Company will need further funds to continue its operations and there can be no assurance that such funding will be available.

During the quarter ended September 30, 1999, the Tomasovich Family Trust as lender (the "Trust"), elected to convert a convertible loan in the amount of $250,000 for 2,247,941 units of the Company. Each unit consists of one common share of the Company's stock and one non-transferable share purchase warrant. The Company reduced notes payable by $250,000, reduced convertible securities by $33,419 and increased share capital by $283,419 on conversion of these notes. The Trust then exercised the related warrants and was issued 2,227,941 common shares from treasury. The Company reduced convertible securities by $33,419, received cash proceeds of $252,626 and increased share capital by $286,045.

During the quarter ended September 30, 1999, the Trust elected to convert a convertible loan in the amount of $322,000 for 2,466,681 units of the Company. Each unit consists of one common share of the Company's stock and one non-transferable share purchase warrant. The Company reduced notes payable by $322,000, reduced convertible securities by $44,400 and increased share capital by $366,400 on conversion of these notes. The remaining $44,400 of equity remains in convertible securities until the related warrants are exercised.

During the quarter ended September 30, 1999, the Tomasovich Family Trust as lender (the "Trust"), elected to convert a convertible loan in the amount of $115,000 for 1,172,847 units of the Company. Each unit consists of one common share of the Company's stock and one non-transferable share purchase warrant. The Company reduced notes payable by $115,000, reduced convertible securities by $21,111 and increased share capital by $136,111 on conversion of these notes. The Trust then exercised the related warrants and was issued 1,172,847 common shares from treasury. The Company reduced convertible securities by $21,111, received cash proceeds of $119,200 and increased share capital by $140,311.

The Company anticipates, based on currently proposed plans and assumptions relating to its operations and exploration activities, that the proceeds of the warrants exercised in the quarter ended September 30, 1999, will not be sufficient to satisfy the Company's contemplated cash requirements for the following 12 month period. Any proceeds from the exercise of stock options or warrants will be applied to satisfy the Company's contemplated cash requirements. The remaining proceeds, if any, will be added to general working capital purposes or used to reduce current liabilities.

The Company plans to conduct exploration and development on its various properties within the constraints of current market conditions, with its objective being the maximization of geologic understanding of the projects with minimal expenditures. The Company's estimated budget, for the remainder of 1999, for all properties is $250,000, including contractual payments to underlying claim owners and general exploration and development. The Company intends to continue the extensive exploration program on the recently staked and optioned claims located near the operating Stillwater Mine in Montana. The program will consist of mapping, sampling, compilation of field data and review of historic information during the remainder of 1999. The estimated budget is exclusive of expenditures by the Company's joint venture partner on the Petsite property.

The Company requires approximately $125,000 for general and administrative expenses for the remainder of the fiscal year and approximately $8,000 for payments on its notes payable. The Company anticipates repayment of these notes from the proceeds on the exercise of stock options and warrants.

As at September 30, 1999, the Company has a working capital deficiency of $234,531 versus a working capital deficiency of $1,057,753 at September 30, 1998. Accounts payable to related parties accounts for approximately 67% of the working capital deficiency. The Company anticipates improvement of this deficiency from the proceeds of private placements and the exercise of stock options and warrants during 1999.

Positive cash flow from the financing activities of the Company of $370,682 and $188,456 were recorded during the quarters ended September 30, 1999 and 1998, respectively. Positive cash flow from the financing activities of the Company of $981,437 and $590,707 were recorded during the nine months ended September 30, 1999 and 1998, respectively. The convertible securities increased to $63,985 at September 30, 1999 from $0 at September 30, 1998. The long-term debt decreased to $4,871 at September 30, 1999 from $9,713 in 1998 and current liabilities decreased to $372,115 in 1999 from $1,112,203 in 1998. Of the September 30, 1999, current liabilities, $204,515 represents the amount due to non related party accounts payable accounts, $157,758 represents accounts payable amounts due to various related parties, and $9,842 represents the current portion of notes payable.

Negative cash flows from operating activities of ($54,369) and ($137,901) were recorded during the quarters ended September 30, 1999 and 1998, respectively. Negative cash flows from operating activities of ($330,172) and ($530,122) were recorded during the nine months ended September 30, 1999 and 1998, respectively. The Company will continue recording negative cash flow from operating activities unless significant revenue is generated from ore production. The continued negative cash flow will have a material negative impact on liquidity.

Investing activities consist of funds being expended on acquisition and exploration of resource properties. The net cash expended on investing activities for the quarters ended September 30 increased to $(293,352) in 1999 from $(49,571) in 1998. Negative cash flows from investing activities of ($520,329) and ($138,025) were recorded during the nine months ended September 30, 1999 and 1998, respectively.

                                     PART II
                                OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

Civil Suit by Gumprecht - Promissory Note

On October 1, 1997, a lawsuit was brought against the Company, IMD and Mr. Joseph Swisher in the Nez Perce and Idaho County District Court by the plaintiffs, Thomas Gumprecht and Bonnie Witrak (the "Plaintiffs"). The Plaintiffs brought the action to collect on a promissory note dated October 19, 1995 entered into between the Plaintiffs and the Company in the amount of $250,000. In connection with the execution of the promissory note, the Company and Plaintiffs entered into a security agreement, which granted the Plaintiffs a security interest in certain assets. The Plaintiffs sought possession of certain assets, which included equipment located at the Eckert's Hill Mine and Mill site and at the Golden Eagle site. The Plaintiffs sought a judgment in the total amount of $308,000 for principal and interest up to and including October 1, 1997.

During 1998, the Company elected to allow a default to be entered in the lawsuit and the Court ordered the Company to pay the amount of $332,216 (paid) which included interest through May 17, 1998. The Plaintiffs' claim for attorney fees was denied by the Court and they have appealed this decision. The Company has indicated its willingness to attend a settlement conference to conclude this matter. The parties have agreed to non-binding arbitration set to commence on January 7, 2000.


Civil Suit by Gumprecht - Share Exchange

In November 1997, a lawsuit was brought against IMD and Mr. Joseph Swisher in the Nez Perce and Idaho County District Court, by Thomas Gumprecht (the "Plaintiff"). On October 6, 1997, the Plaintiff filed an Amended Complaint which added the Company and Delbert and Elli Steiner as defendants (with IMD and Joseph Swisher, collectively the "Defendants"). The Plaintiff alleges that the Plaintiff made various loans to Idaho Non-Metallic Mineral, a company owned in part by Mr. Steiner and Mr. Swisher, in exchange for shares of Silver Crystal Mines and IMD. The Plaintiff claims that prior to December 1991, the parties to the lawsuit had an oral agreement to exchange the Plaintiff's shares in Silver Crystal and IMD for 250,000 of the Company's shares, which were owned by IMD. The Plaintiff is seeking transfer of such shares. The Defendants deny that any such oral agreement was made and have raised the statute of frauds and statute of limitations as defenses to the Plaintiff's claims.

During 1998, the claims for securities fraud and negligent misrepresentation were dismissed by the Court, on summary judgment. The remaining claims of the lawsuit are in the discovery phase, the trial set for August 23, 1999 has been put aside and the parties have agreed to non-binding arbitration set to commence on January 7, 2000. The Company is of the view that the allegations are generally without merit and will continue to defend such actions vigorously.

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

The Company is of the view that the allegations are generally without merit and will continue to defend such actions vigorously. The parties have agreed to non-binding arbitration set to commence on January 7, 2000.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Conversions of Convertible Promissory Notes Payable and Exercises of Warrants

On August 16, 1999, the Tomasovich Family Trust as lender (the "Trust"), Theodore Tomasovich being both Trustee of the Trust and a Director of the Company, elected to convert convertible loan #4 in the amount of $250,000 of the notes issued during 1998 for 2,227,941 units of the Company. Each unit consisted of one common share of the Company's stock and one non-transferable share purchase warrant. The warrants allow the holder to purchase additional common shares at C$0.28 per share to May 15, 2000.

The issuance of the common shares and warrants was exempt from registration by virtue of Section 3(a)(9) of the Securities Act of 1933, as amended (the "Securities Act"), as an exchange by the Company with an existing securityholder.

On August 19, 1999, the Trust then exercised the related warrants and was issued 2,227,941 common shares from treasury. This issuance was exempt by virtue of
Section 4(2) of the Securities Act and Rule 506 under the Securities Act.

On September 2, 1999, the Trust elected to convert convertible loan #5 in the amount of $322,000 of the notes issued during 1998 for 2,466,681 units of the Company. Each unit consists of one common share of the Company's stock and one non-transferable share purchase warrant.

The issuance of the common shares and warrants was exempt from registration by virtue of Section 3(a)(9) of the Securities Act of 1933, as amended (the "Securities Act"), as an exchange by the Company with an existing securityholder.

On September 14, 1999, the Trust elected to convert convertible loan #6 in the amount of $115,000 of the notes issued during 1999 for 1,172,847 units of the Company. Each unit consists of one common share of the Company's stock and one non-transferable share purchase warrant.

The issuance of the common shares and warrants was exempt from registration by virtue of Section 3(a)(9) of the Securities Act of 1933, as amended (the "Securities Act"), as an exchange by the Company with an existing securityholder.

On September 17, 1999, the Trust then exercised the related warrants and was issued 1,172,847 common shares from treasury. This issuance was exempt by virtue of Section 4(2) of the Securities Act and Rule 506 under the Securities Act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended September 30, 1999, the were no matters which were submitted to a vote of, or approved by, the security holders of the Company.


ITEM 5.  OTHER INFORMATION

     None.


ITEM 6.  EXHIBITS AND REPORTS FILED ON FORM 8-K

     (a)      Exhibits

     Exhibit Number      Description
     --------------      -----------

         10.1*           Platinum Fox Lease Agreement
         27              Financial Data Schedule

     --------------
     *    To be filed by amendment.


     (b)      None.

                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 9th day of November, 1999.

                                       IDAHO CONSOLIDATED METALS CORPORATION



                                       By: /s/ "DELBERT W. STEINER"
                                           -------------------------------------
                                           Delbert W. Steiner
                                           President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 9th day of November, 1999.


     Signature                       Title                           Date
     ---------                       -----                           ----



/s/ "DELBERT W. STEINER"       Director, President and        November 9, 1999
--------------------------     Chief Executive Officer
Delbert W. Steiner



/s/ "KENNETH A. SCOTT"         Chief Financial Officer        November 9, 1999
--------------------------
Kenneth A. Scott

                                 EXHIBIT INDEX
                                 -------------

     Exhibit Number      Description
     --------------      -----------

         10.1*           Platinum Fox Lease Agreement
         27              Financial Data Schedule

     --------------
     *    To be filed by amendment.