Form 10KSB
period 1999-12-31
IDAHO CONSOLIDATED METALS CORP
filed 2002-01-31
CIK 886183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

            |X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the Fiscal Year Ended December 31, 1999

            |_| Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the Transition Period from to __________ to __________ Commission File Number __________

                         IDAHO CONSOLIDATED METALS CORP.
                 (Name of Small Business Issuer in its Charter)

    British Columbia, Canada                                   82-0465571
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                            Identification No.)

                           Suite 225 - 4299 Canada Way
                            Burnaby, British Columbia
                                 Canada V5G 1H3
                    (Address of Principal Executive Offices)

                                 (830) 634-3149
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

                         Common Stock Without Par Value
                                (Title of Class)

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

The aggregate market value of the voting stock held by non-affiliates of the registrant at December 31, 1999 was C$7,591,752 (based on the closing sale price on the Vancouver Stock Exchange on December 31, 1999). This calculation does not reflect a determination that persons are affiliates for any other purposes.

At December 31, 1999, there were 25,305,841 of the registrant's voting shares issued and outstanding.

Documents incorporated by reference:   None

Transitional Small Business Disclosure Format (check one):   Yes |_|   No |X|

                         IDAHO CONSOLIDATED METALS CORP.
                                   Form 10-KSB
                   For the Fiscal Year Ended December 31, 1999

                                TABLE OF CONTENTS                         Page
PART I
                                                                               3

         ITEM 1.  DESCRIPTION OF BUSINESS...................................   3
         ITEM 2.  DESCRIPTION OF PROPERTY...................................   5
         ITEM 3.  LEGAL PROCEEDINGS.........................................  27
         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY ..............  27

PART 11                                                                       27

         ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..  27
         ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.  33
         ITEM 7.  FINANCIAL STATEMENTS......................................  35
         ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                    ACCOUNTING AND FINANCIAL DISCLOSURE.....................  70

PART III                                                                      70

         ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
                    PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE
                    EXCHANGE ACT............................................  70
         ITEM 10.  EXECUTIVE COMPENSATION...................................  71
         ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                     AND MANAGEMENT.........................................  74
         ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...........  76
         ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.........................  76

SIGNATURES                                                                    79

                                     PART 1

                                  ITEMS 1 AND 2
                             BUSINESS AND PROPERTIES

Forward Looking Statements

Section 21E of the Securities Exchange Act of 1934 provides a "safe harbour" for forward-looking statements. Certain information included herein contains statements regarding management's expectations about future development activities as well as other capital spending, financing sources and effects of regulation. "Forward-looking statements" can be identified by the use of forward-looking terminology such as "believes," "could," "possibly," "anticipates," "estimates," "projects," "expects," "may," "will," or "should." Such forward-looking information involves important assumptions, risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made herein. These assumptions, risks and uncertainties include, but are not limited to, those relating to the market price of metals, production rates, production costs, availability of continued financing, and the Company's ability to remain a going concern. These forward-looking statements represent the Company's judgment as of the date of this filing. The Company disclaims, however, any intent or obligation to update these forward-looking statements. The Company cautions readers not to place undue reliance on any forward-looking statements.

General Business Description of the Company

The Company is an exploration mining company and is primarily engaged in the acquisition, and exploration of precious metals properties. The principal precious metals targeted by the Company are Platinum group metals and gold. The Company has no Proven Reserves or Probable Reserves in any of its claims. Prior to 1999, the Company had acquired and explored a number of gold claims located in Idaho, U.S.A., which it has temporarily halted due to the decline in gold prices. As a result, the current principal business of the Company does not include further acquisition, exploration or development of its gold claims until such time as gold prices return to a level where further exploration and development are warranted. However, the Company intends to maintain its interest in its Gold Properties for so long as it believes that such properties have economic value in the future. At any point in time the Company may abandon some of its Gold Properties if it believes that it is not in its best interest to bear the costs of maintaining any property. (See Gold Properties Description below).

As a consequence of the decline in gold prices in 1999, the Company began to focus upon claim acquisitions and exploration of Platinum group metals on the Stillwater Complex located in Sweetgrass and Stillwater Counties, Montana by staking unpatented claims, and by obtaining leasehold interests in and/or options to purchase, explore and develop certain patented and unpatented claims.

The Stillwater Complex is a rare geological formation, consisting of a series of stratigraphic layers of rock formations anomalous in Platinum group metals. Within these stratigraphic layers is the J-M Reef, a layer mineralized with Platinum group metals that has been traced over a strike-length of approximately 28 miles. Accordingly, the J-M Reef is known to have one of the most significant sources of Platinum group metals outside the countries of South Africa and Russia, and is currently mined by the Stillwater Mining Company, a publicly traded mining company that was listed on the American Stock Exchange and recently began trading on the New York Stock Exchange under the trade symbol of
(SWC). In addition to the J-M Reef, the Stillwater Complex hosts 4-6 additional stratigraphic layers that appear to have anomalous Platinum group metal values. These areas include: the Picket Pin, the Basal Series (believed to be enchriched with copper/nickel), A and B Chromites, the Stillwater-Rose-Volatile

Enrichment Zone (the "VEZ") and the transverse faults. The J-M Reef is located between the Picket Pin and the VEZ horizons.

The significance of the Stillwater Complex can be found in the diverse use of Platinum group metals in industrial applications. Platinum group metals are rare precious metals with unique physical properties. Platinum's largest use is jewelry. The fastest growing use for Platinum group metals, however, is in the automotive industry for the production of catalysts that reduce harmful gases in automobile emissions. Industrial uses for Platinum, in addition to catalysts, include the production of data storage disks, glass, paints, nitric acid, anti-cancer drugs, fiber optic cables, fertilizers, unleaded and high-octane gasolines and fuel cells. Palladium is the conductive element in multi-layer ceramic capacitors used in personal computers, cellular phones, facsimile machines and other devices, as well as dental applications.

At the close of 1999, the Company had no proven or probable resources in any of its claims. However, the area consisting of its Montana claims indicate anomalous enrichment in the Platinum group elements and the Company will conduct drilling, sampling, trenching, assaying, geological and geophysical programs for the year 2000.

As at December 31, 1999 the Company has four full-time employees employed in the exploration and administration areas of the Company.

For a discussion of the risks associated with the Company's business, please see "Description of Properties" and "Management's Discussion and Analysis of Financial Condition and Results of Operations".

All funds are reported in U.S. dollars unless otherwise specified. Canadian funds are designated by "C$", "Cdn" or "CDN".


History of the Company

The Company was incorporated by registration of its memorandum and articles under the laws of the Province of British Columbia on September 1, 1988 under the name "Consolidated Idaho Platinum Resources Inc." The Company subsequently changed its name from "Consolidated Idaho Platinum Resources Inc." to "Idaho Consolidated Metals Corp." effective as of June 30, 1989. The Company's head office moved from Suite 470 - 504 Main Street, Lewiston, Idaho, USA 83501, to 101 - 5000 Bridge Street, Delta, British Columbia, Canada V4K 2K4, the phone number changed to 604-946-6682, the facsimile number changed to 604-940-8865, and the new email address is idahopgms@telus.net. In addition, a new exploration office has been established in Red Lodge, Montana, USA, at 102 Two Willow Lane, P.O. Box 2210, Red Lodge, Montana, USA 59068. The telephone number and facsimile number for the Montana office is 406-446-0201. Subsequently, the Company's head and principal office moved tot Suite 225 - 4299 Canada Way, B.C., Canada V5G 1H3 and its phone number changed to (830) 634-3149, the facsimile number changed to
(604) 434-7045.

The Company has a wholly owned subsidiary, Idaho Consolidated Metals International, Ltd., incorporated under the laws of the British Virgin Islands on July 17, 1996. Its registered and records office is located at Craigmuir Chambers, P.O. Box 71 Road Town, Tortola, British Virgin Islands and its business address is located at Suite 225 - 4299 Canada Way, B.C., Canada V5G 1H3. Idaho Consolidated Metals International, Ltd. has never operated any business.

Description of Property Interests

                        Platinum Group Metals Properties

The Company's Platinum group metals property interests lie within or around the Stillwater Complex. The Stillwater Complex is located in the Beartooth Moutains in south central Montana. The Stillwater Complex is situated along the northern edge of the Beartooth Plateau, which rises to elevations of over 10,000 feet. The Beartooth Plateau is deeply dissected by multiple rivers and their tributaries, including the Stillwater River towards the eastern end of the Complex and the Boulder River near the western end of the Complex. Both of these rivers eroded their valley floor, resulting in deep valleys that cut into the gently undulating Beartooth Plateau.

The Stillwater Complex is a globally rare geological feature, composed of an assemblage of mafic and ultramafic rocks derived from a single, large, buried magma body emplaced an estimated 2.7 billion years ago. As the molten rock cooled individual minerals crystallized sequentially, with the heavier, basic, darker minerals crystallizing first and sinking towards the bottom of the magma chamber and the lighter, more siliceous light-colored minerals crystallizing later to produce bands of norite, gabbro and anorthosite, which can be traced across most of the strike length of the Complex. Due to plate tectonics, a portion of the original horizontal orientation of the Stillwater Complex was moved due to shifts in the earth's crust, as it was tilted to angles of 50 to 90 degrees north. This tilting exposed the rock of the Stillwater Complex at the surface as a series of bands and includes the J-M Reef as one of these bands. The upper layers of the Stillwater Complex have eroded to produce the essentially lenticular-shaped exposure evident today.

The Platinum group metals, which consist primarily of Palladium, Platinum and a minor amount of Rhodium, are known to be richly concentrated in several horizons with the best explored known as the J-M Reef. However, anomalous Platinum group metal mineralization and small amounts of nickel, copper, silver and gold have been observed in most of the other mineralized layers comprising the Stillwater Complex. The J-M Reef appears to form a continuous layer, which is exposed from the highest ridges over 9,500 feet above sea level to the deepest valleys almost a mile below the surface of the Beartooth Plateau. The strike length (horizontal distance), over which the J-M Reef has been identified, is 28 miles in an east-southeasterly direction, with a mineralized down-dip (vertical distance) interval exceeding 7,600 feet.

The Stillwater Complex is similar to South Africa's Bushveld Complex, which contains the Merensky Reef. Although the J-M Reef's known strike length is shorter than the Merensky Reef, it has a higher-grade of Platinum group metals and its economically recoverable width is significantly thicker. The Bushveld Complex has been producing Platinum group metals for more than half a century and currently hosts many operating mines. In comparison, the J-M Reef has been mined for less than twenty years by one mine, which is owned and operated by the Stillwater Mining Company.

During the late 1960's and early 1970's, the Stillwater Mining Company and its predecessors had staked claims covering most of the known portions of the Stillwater Complex. In October of 1993, due to new claim rental fee regulations imposed by the Bureau of Land Management ("BLM"), Stillwater Mining Company elected not to pay the increased claim rental fees for certain of its staked claims and abandoned in excess of 1346 claims. As a result, those claims for which Stillwater Mining Company elected not to pay the required claim rental fee were adjudicated by the BLM as relinquished.

At the end of 1998, demand for Platinum group metals was escalating, and gold prices were declining. Accordingly, in 1999, the Company shifted its focus to obtaining Platinum group metals claims and began reviewing the records in the BLM's office to locate any available open ground in or around the Stillwater Complex. After an extensive land status review, the Company determined that 1,346 separate mining claims, covering approximately 26,000 acres, were available and been adjudicated as relinquised by the BLM. For the most part, these abandoned claims were contiguous to claims owned by the Stillwater Mining Company.

To evaluate these abandoned claims, the Company studied the exploration and mining history of the entire Stillwater Complex developed by Anaconda Mining Company and other mining and exploration companies, and concluded that these claims, which had been relinquished in the Stillwater Complex, were likely prospective for Platinum group metals. Based on this study, the Company staked 758 unpatented claims and entered, on July 16, 1999, into a Tri-Party Lease and Purchase Option Agreement with Platinum Fox, LLC and Emerald Chimera, LLC, for an additional 54 unpatented claims (the "Platinum Fox Lease"). The Company's staked claims lay in areas which host zones of mineralization known as Picket Pin Zone, Black Butte, and Chrome Mountain. The Company believes these areas host the VEZ, A and B Chromites and Basal Zone of the Stillwater Complex. The Company's leased claims also lay in the Chrome Mountain area.

Picket Pin Zone

The Company holds 214 unpatented claims ("Picket Pin Claims"), covering approximately 4,300 acres. The Picket Pin Claims are located along the stratigraphic subdivisions between the Middle Banded series and the Upper Banded series of the Stillwater Complex, over a 12 mile strike length. The Picket Pin Claims are contiguous and span from Picket Pin Creek on the east-end of the Picket Pin Zone to Contact Creek, 1.5 miles west of the Boulder River.

The Picket Pin Zone shows anomalous enrichment in the Platinum group metals and is located north and parallel to the J-M Reef, which is being developed by the Stillwater Mining Company as the East Boulder Project. The East Boulder Project is a $370 million dollar capital project consisting of a mine with twin 18,500 foot adits collared in the East Boulder valley and processing and support facilities for the crushing and concentration of ore that will develop the western portion of the J-M Reef.

The Company has yet to conduct any substantial drilling or assay programs on the Picket Pin Claims, and therefore, has no Probable or Proven Resources. However, the Stillwater Mining Company 1997 Annual Report states that the East Boulder Project consists of 11,500,000 tons of probable reserves with a grade of 0.79 ounces per ton Platinum and Palladium. Given the geologically close proximity of the East Boulder Project to the Picket Pin Claims, the Company plans to conduct drilling, assaying, trenching, geological and geophysical programs to determine whether its claims possess economic mineralization in Platinum group metals.

Black Butte Property

The Company holds 141 unpatented claims ("Black Butte Claims") covering approximately 2,800 acres in the area known as the Black Butte Mountain. The Black Butte Mountain is located east of the main Stillwater valley, which is within the Stillwater Complex. The claims consist of three contiguous blocks, having a 4 mile strike length over the geological features known as the Upper Banded and Lower Banded series. These Black Butte Claims are adjacent to the claims patented by the Stillwater Mining Company and are within 4 miles of the Stillwater Mine, owned and operated by the Stillwater Mining Company.

Based on review of previous geologic investigations and studies, the area appears to have some structural complexities consisting of transverse faults perpendicular to the strike of the J-M Reef with lateral offsets that have shifted the mineral horizon. The transverse faults developed during the late stages of crystallization and formation of the layers that comprise the Stillwater Complex. These faults are significant for two reasons. Firstly, the faults displace the horizons of known mineralization either north or south. In areas of glacial cover, which masks the geology, these faults provide the possibility that areas of known mineralization may have shifted onto the Company's claims. Secondly, the faults acted as conduits for late stage mineralizing fluids which formed the VEZ horizon and may have enriched portions of the J-M Reef.

The Company plans to conduct drilling, assaying, trenching, geological and geophysical programs to determine whether its claims possess economic mineralization in Platinum group metals.

Chrome Mountain Property

The Company has staked 403 unpatented claims on Chrome Mountain and has obtained a leasehold interest in an additional 54 claims pursuant to the Platinum Fox Lease. In total, the staked claims and the leased claims cover approximately 3,400 acres. The Company's Chrome Mountain claims contiguously run parallel to the strike-length of the J-M Reef for 7 miles, adjoining Stillwater's patented ground.

The Company conducted exploration on the Pine Claim, which is located within the Chrome Mountain area, and identified a number of parallel bands of chromite. These bands of chromite are known as the "A" and "B" Chromites, which bear similarities to Chromites found in South Africa.

The Company then conducted a mapping and surface grab sampling program on the "A" and "B" Chromite horizons on the Pine Claim, which returned 11 samples ranging from anomalous to high-grade. A few of these samples indicated a Palladium to Platinum ratio near 4:1.

Located west of Chrome Mountain is the historic Gish Mine. During World War II, the Gish Mine located east of the Boulder River produced chromite ore which was refined to produce Chromium, which at that time was a strategic metal as it was produced primarily in the Soviet Union and Rhodesia. The chromite ore was produced from the "G" &"H" chromite horizons located between the VEZ horizon and the "A"&"B" chromites. There are significant Platinum and Palladium assays associated with the "A" & "B" chromites along the length of the complex. Little exploration for these zones has been conducted in this area due to the thin cover of older metamorphic rocks and the steepness of the terrain. The Basal Zone is host to nickel and copper mineralization and is also under a thin veneer of older metamorphic rocks. Airborne geophysics is effective in the detection of the sulfide mineralization associated with this horizon and has extended the zone of known mineralization by a distance of five miles.

The results from this exploration program led the Company to seek to add other claim groups to its property package in 2000. The Company plans to continue evaluating these claims and mobilize drill crews in the spring of 2000.

                  Platinum Fox Lease

The Company's rights to explore and develop the 54 leased claims on Chrome Mountain are subject to the Platinum Fox Lease, which is between three parties:
(1) Platinum Fox, LLC, the Lessor; (2) Emerald Chimera, LLC, the current tenant; and (3) the Company, which is the subtenant. The Platinum Fox Lease calls for five successive one-year terms that must be renewed each year. The Company is responsible for the payment of all assessments, permits, taxes and BLM fees required to maintain the leased claims in good standing, the payment of which is credited to the annual minimum exploration expenditures set forth below.

In addition, the Company must make cash payments, stock grants and exploration expenditures over the five-year period of the lease as follows:

---------- ----------------- ------------------------------------------------------- -------------------------------
                                                                                           Cumulative Minimum
  Year       Cash Payment                         Stock Grant                           Exploration Expenditures
---------- ----------------- ------------------------------------------------------- -------------------------------
1999       $19,500           150,000 common shares upon execution of Lease           $0
---------- ----------------- ------------------------------------------------------- -------------------------------
2000       $0                200,000 common shares upon renewal of Lease             $50,000
---------- ----------------- ------------------------------------------------------- -------------------------------
2001       $0                200,000 common shares upon renewal of Lease             $120,000
---------- ----------------- ------------------------------------------------------- -------------------------------
2002       $0                375,000 common shares upon renewal of Lease             $210,000
---------- ----------------- ------------------------------------------------------- -------------------------------
2003       $0                575,000 common shares upon renewal of Lease             $210,000
---------- ----------------- ------------------------------------------------------- -------------------------------

The stock grants are due by June 16 in each year, upon renewal of the lease.

The minimum exploration expenditures are cumulative and must be completed by June 10 of each year of the lease.

Through December 31, 1999, approximately $82,000 had been expended on the property including staking and filing costs of approximately $7,400, a cash payment of $19,500 and the balance of $55,100 expended on preliminary geological, assaying and survey costs. Subsequent to December 31, 1999, the Company issued 150,000 common shares as required for the year 1999. These shares were issued on April 5, 2000 at a deemed price of $147,739, upon receipt of the required regulatory approval by the CDNX.

The Company may extend the Platinum Fox Lease for five additional one-year terms by paying a one time cash payment of $50,000 and incurring an additional $250,000 in exploration expenditures. Platinum Fox may convert the $50,000 cash payment into common stock of the Company at 85% of the average closing price of the Company's common shares on the CDNX for ten trading days prior to the date the Company delivers the cash payment.

The Platinum Fox Lease also provides the Company the option to purchase the claims for $5,000,000. The option can be exercised at any time, and if exercised, the Company must pay Platinum Fox a net smelter return royalty of 0.25% with respect to ore mined from the leased claims. However, if the Company locates or discovers ore or product on other claims in which Platinum Fox would have an interest due to its apex or lateral rights, Platinum Fox shall receive, as additional consideration, a 3% net smelter return on such ore or product. The Platinum Fox Lease also requires the Company to exercise its purchase option if it places any of the claims into commercial production.

As additional consideration for the termination of Emerald Chimera's leasehold interest in the leased claims, the Company must issue Emerald Chimera a non-transferable common stock purchase warrant for that number of shares equal to 110% of the number of shares that would have been issued in connection with all of the unexercised lease renewals set forth in the table above. The warrants shall have an exercise term of 5 years and shall be priced equal to the average trading price for the 10 days prior to the closing of the purchase of the leased claims.

Platinum Fox has the right to forego being bought out by the Company by electing to participate directly in the development of the claims by paying a portion of the development costs and expenses. However, Platinum Fox's interest shall not exceed 40% of the total development. Platinum Fox's election to forego being bought out by the Company and obtain up to a 40% interest in the development of the claims is contingent upon the parties entering into a joint development agreement.

This Agreement also contains an Area of Interest provision, which provides that, if any of the parties stake additional mining claims within a one-mile radius of the Platinum Fox Claims, such claims shall be deemed to be included as part of the Platinum Fox Claims for the purpose of the Agreement and calculation of net smelter royalties. However, all other staked claims owned by the Company, in the Area of Interest, were staked prior to entering the Platinum Fox Lease Agreement. In addition, this Area of Interest provision does not apply to claims held or acquired through a joint venture, where claims were contributed by a joint venture participant other than the Company.

                                 Gold Properties

Until the elimination of the Gold Standard, gold was the principal medium of international monetary exchange, but its role has changed significantly in recent years. The United States monetary system functioned on the Gold Standard with a fixed rate of $35 per ounce. After leaving the gold standard and U.S. citizens being granted the right to own gold, the U.S. gold market grew rapidly and the price of gold skyrocketed to a high of $850 per ounce in January 1980. Since that time, the price of gold has fluctuated with a significant downward trend. Gold had an average selling price of $278 per ounce in 1999 and is mined in virtually every State but has been concentrated in the following 15: Alaska, Arizona, California, Colorado, Idaho, Michigan, Montana, Nevada, New Mexico, North Carolina, Oregon, South Carolina, South Dakota, Utah, and Washington.

End uses for gold include jewelry and the arts, dental, and industrial products. Although the majority of refined gold is used in jewelry manufacturing, gold is becoming increasingly important in other industries. Gold has superior electric and thermal conductive properties, reflects infrared radiation and most of the visible spectrum, alloys easily with other metals, and resists corrosion and tarnishing. These characteristics make gold valuable in high-technology products such as computers, communications equipment, and spacecraft. In addition, gold has high malleability and ductility, making it extremely easy to work with. In the electronics industry, gold is used in printed circuit boards, connectors, keyboard contacts, miniaturized circuitry, and in semiconductors.

The Company's material gold property interests comprise of 302 claims located in the Orogrande and Elk City Mining Districts of Idaho County, Idaho. The three properties that lie along the 26-mile Orogrande Shear Zone from north to south include: Buffalo Gulch, Deadwood and the Petsite/Friday properties. The Petsite Property and the Friday Property are the subject of a joint venture agreement between the Company and Cyprus Gold Exploration Company, dated May 20, 1996 (the "Petsite Venture"). The Deadwood Property is the subject of another joint venture agreement between the Company and Cyprus Gold Exploration Company, dated June 13, 1997 ("Orogrande Venture"). Through a number of mergers and acquisitions Kinam Gold Inc. ("Kinam Gold") succeeded to the interest of Cyprus Gold Exploration Company on June 1, 1998. All references to Kinam Gold herein apply to activities conducted by Cyprus Gold Exploration Company Exploration prior to the assignment of its interests to Kinam Gold and to the activities of Kinam Gold thereafter.

By the end of December 31, 1998, the Company had conducted advanced exploratory drilling on the Deadwood, Friday and Petsite properties and development activities on the Buffalo Gulch Property. During 1998, however, gold prices declined from $US331 per oz. in January to $US294 per oz. by year-end. Gold prices have not since recovered, declining even further to an average price of US $ 278 per oz for 1999.

The Orogrande Shear Zone in Idaho

The Company's material gold property interests are located in the Orogrande and Elk City Mining Districts of Idaho County, Idaho. The Company controls three properties that lie along the 26-mile Orogrande Shear Zone, which include (running from north to south): Buffalo Gulch, Deadwood and the Petsite/Friday properties.

The Orogrande Shear Zone ("Shear Zone") features a prominent structural break of a contiguous rock formation caused by adjacent parts of the rock formation moving past each other and parallel to the plane separating them, causing 6,000,000 year old metamorphic rocks to be intruded by younger/ softer rocks. The intrusions then formed small dykes, sills, irregular lensoid bodies and breccias within the country rocks. The resulting alteration formed a gold anomalous zone, extending for approximately 26 miles north and south near Elk City, Idaho.

Metamorphic rocks are formed from minerlogical and/or textural transformation, in the solid state, of pre-existing rocks due to action of temperature and/or pressure. Metamorphic rocks that have been subjected to deep burial typically display a foliated texture due to the parallel alignment of some constituent minerals (such as a schist) or the segregation of minerals into separate bands of different composition (such as a gneiss). With some exceptions, gold has been historically associated with various types of mineral alteration between older, metamorphic rocks and younger intrusive rocks within the Shear Zone. However, gold mineralization is also present in unaltered parent rocks of sericite schists/gneisses and light colored groups of igneous rocks containing gold bearing pyrite and arsenopyrite.

These geologic and mineral attributions are commonly associated with shear zone hosted disseminated gold deposits. This type of alteration decalcifies, argillizes, or siltifies the sediments, such that gold mineralization is associated with the introduction of sulfide minerals.

                  Status of Petsite Venture

 As part of its obligations under the Petsite Venture, the Company contributed 89 unpatented contiguous mining claims located in the Orogrande Mining Distict of Idaho County, Idaho (the "Petsite Property"). In addition, the Company contributed 63 unpatented lode mining claims, five patented lode mining claims and one mill site claim, all referred to as (the "Friday Property"). Kinam Gold contributed 111 recently staked unpatented mining claims, plus contributed leasehold interests in 3 unpatented mining claims and one unpatented placer mining claim. All claims subject to the Petsite Venture are located in Idaho County, Idaho.

The Petsite Venture provided that the parties would jointly develop, evaluate, mine and market the subject properties and that Kinam Gold could earn up to a 70% interest in each joint venture by making exploration expenditures on the subject properties, subject to the Company's reservation of the right to produce 50,000 ounces of gold from high grade epithermal vein systems. After production exceeds 50,000 ounces, Kinam Gold can participate in the production by providing its share of the production costs and expenses.

As of February 23, 1998, Kinam Gold had earned a 70% interest in the Petsite Venture and expended approximately $1.8 million on the exploration of the subject properties.

During 1999, the project was in the joint venture phase and the Company had, pursuant to the Petsite Venture agreement, elected to participate in the development of the property. Rather than paying any of the costs and expenses related to the development of the property, the Company elected to have its portion of the development costs be advanced by Kinam Gold to the Petsite Venture on the Company's behalf and treat such advance as a loan made to the Company by Kinam Gold, bearing interest a bank prime plus 2% compounded quarterly. Through December 31, 1999, Kinam Gold reported that it expended $525,161 in exploration expenditures as part of the joint venture phase of the project. The Company's carried share of these expenditures amounted to $157,548. The principal together with accrued interest was contingently repayable from 85% of the Company's share of the proceeds of production or from its share of proceeds from the sale of the property, if any. Should the Company's share of any such proceeds be insufficient to repay the loan then the balance was to be forgiven.

Due to the declining price of gold, Kinam Gold significantly curtailed its expenditures during fiscal 1999 to $173,497. This included the $100 per claim rental fees for all unpatented claims subject of the Petsite Venture Agreement, the underlying property payments and very limited exploration expenditures.

Description of Petsite and Friday Properties.

Petsite Property

The Petsite Property is located in the Nez Perce National Forest, approximately 10 miles southwest of Elk City, Idaho. The Petsite Property is in the advanced exploration stage. The 89 unpatented mining claims are described in Notices of Location recorded in the office of the county recorder of Idaho County.

Historically, most of the precious metal mineralization developed on the Petsite Property has been associated with an elliptically-shaped stock of rhyolite porphyry (fine grain igneous rocks that are rich in silica and containing small crystals of feldspar) which has intruded into the underlying Idaho Batholith granodiorite near the center of the property. Due to lack of outcrop and the compositional similarities between the rhyolite porphyry and the granodiorite, the size and shape of this stock has not yet been accurately determined.

An east-west trenching system of mineralized quartz veins and stringers has been emplaced near the northern contact of this stock as a result of particularly intense local hydrothermal activity. The most prominent of these, the Petsite Vein System, was developed by the 450-foot long Waligura Tunnel, now caved, which is reported to have exposed quartz veining containing varying amounts of minerals commonly associated with gold deposits, such as pyrite, chalopyrite, galena, molybdenite, tetradymite, petzite, wolframite and scheelite, with free gold being observed locally in association with the telluride mineralization. Without the access to the Waligura Tunnel, most recent exploration has been confined to surface sampling in the immediate area of the workings, in an effort to outline a low grade, bulk tonnage deposit along the northern contact of the rhyolite stock. Assays as high as 0.43 ounces of gold per ton across 27 feet have been obtained from trenches on this portion of the property.

In 1989, the Company carried out a drilling program to determine the size and grade of the precious metal mineralization associated with the rhyolite stock. Nine shallow five and one-half inch holes totaling 3,350 feet were reverse circulation drilled at a total cost of approximately $81,000. The holes were drilled approximately perpendicular to the strike of the rhyolite/granodiorite contact from five pads established both north and south of the Waligura Tunnel. Samples were taken for assay at five-foot intervals over the entire length of each hole. This program was successful in defining the geometry of the Petsite Vein System in the area of the Waligura Tunnel. Significant intervals of variably mineralized quartz veining were intersected in six of the nine holes, assessing the system over a total strike length of 500 feet to a maximum depth of 340 feet. The true width of the veining system was determined to increase "down dip" from a maximum three feet in the Waligura Tunnel to a maximum of 35 feet at a depth of 300 feet. While the vein itself was found to be moderately enriched with sulfide mineralization at depth, it contained only low gold and silver values in the area tested.

Values from the five foot samples taken across the vein system ranged from trace to 5,950 parts per billion gold, however, no clear pattern of enrichment emerged from the drill results. Check assays were subsequently performed, over a span of several years, on several of the anomalous samples, with erratic results, and are to be reconfirmed using standard one-ton fire assay procedures. However such supplemental assays have not yet been performed. These anomalous assays are of interest and additional work is required to determine the potential for gold resources. Such further work will occur when the price of gold improves.

Beginning in October 1991, the Company carried out an additional exploration program which included the opening of four old exploration adits and a three-hole, 1,324 foot core drilling program. The preliminary results tended to confirm the historic assays and indicate a need for further exploration work.

In September 1992, Wilfried J. Struck, an independent geological engineer retained by the Company, who now is an executive officer of the Company, completed a report on the Petsite Property. Mr. Struck concluded that mineralization occurred on the Petsite Property as finely disseminated sulfides in a quartz stockwork, a quartz porphyry rhyolite and associated granodiorite. Mr. Struck recommended a program of trenching, mapping, sampling and drilling on the Petsite Property. However, no further exploration or development of the Petsite Property occurred until 1997, when the Company entered into the Petsite Venture.

Since experiencing the declining gold prices in 1998, no further exploration or further development of the Petsite Property has occurred. Kinam Gold, however, continues to pay the maintenance fees and costs for the claims located on the Petsite Property.

Consequently, the Company has no Probable or Proven Reserves on the Petsite Property.

Friday Property

The Friday Property is at the southern end of the Elk City Gold Belt and consists of 63 unpatented lode mining claims, five patented lode mining claims and one mill site claim. The Friday Property is in the advanced exploration stage. The claims are located in the Nez Perce National Forest approximately 138 miles north of Boise in Idaho County.

The Company acquired a leasehold interest in these claims (known as the "Friday Claims") from Idaho Gold Corporation ("Idaho Gold"), an unaffiliated third party, pursuant to an agreement dated July 9, 1996 ("Friday Agreement") for an initial term of five years. In consideration for the lease, the Company delivered to Idaho Gold 60,000 common shares of the Company's Stock. The Friday Agreement further obligated the Company to incur exploration and development expenditures of not less than an aggregate of $135,000 within the five year term of the agreement, plus pay all claim fees to maintain the leased claims, replace all bonds, bear all costs of environmental compliance and pay a 3% net smelter return royalty. The Friday Agreement also provides Idaho Gold an option to re-acquire a 49% working interest in the Friday Claims. If Idaho Gold exercises this option it must forfeit its production royalty. The Company may acquire Idaho Gold's option by making a payment of C$300,000 to Idaho Gold and thereby, develop the Friday Property by itself. Idaho Gold's option expires 5 years from the date of the Friday Agreement.

As of December 31, 1999, the Company has issued the required 60,000 common shares to Idaho Gold and contributed its leasehold interest in the Friday Property to the Petsite Venture. The Petsite Venture has incurred over $700,000 in exploration and development expenditures for the Friday Property, thereby fulfilling the covenant to expend not less than $135,000 in exploration and development as required under the Friday Agreement.

            Geology and Mineralization of the Friday Property

The Friday Property is located on the south slope of the Elk City Basin in the Idaho Peneplane at an elevation of 4,000 to 5,500 feet. The area is characterized by gently rolling rounded hills, which have been deeply incised by the valleys of the Deadwood Creek and the Crooked River and their respective tributaries.

The claims comprising the Friday Property were assembled into one group in 1983 by Joseph Gray of Joyce Mines, Inc. and optioned to ABM Mining Group ("ABM") in the fall of 1983. From 1983 through 1995, multiple companies either optioned or leased the Friday Property and conducted numerous exploration and drilling programs. Ultimately, the Friday Property was sold to Idaho Gold and optioned to the Company in July 1996.

Various drilling programs on the unpatented Friday Claims occurred during the 1980's. Some results indicated a strong gold anomaly of greater than 100 parts per billion in the soil at the southern extension of the Friday Knob Hill Zone, but other holes returned mixed results, with one hole grading 0.031 oz/ton gold over 50 feet. Consequently, further drilling was completed by various owners or controllers of the Friday Property, but the mineralization of the unpatented Friday Claims was not conclusively determined.

With respect to the 5 patented Friday Claims, the Company was able to determine the geology and mineralization through the mapping of float, surface pits and recent road cuts and a 160 foot long adit. The gold mineralization of these claims is associated with a dense limonitic fracture stockwork within highly sheared and sericite altered pendant of schist and gneiss surrounded by a leucocratic quartz monzonite stock. The sheared gold zone strikes north, and is approximately 160 to 180 feet wide, and has been drill tested over 1,400 feet of strike length. The gold zone dips steeply and is oxidized to a depth of 50 to 150 feet. Below the oxide zone, pyrite coats the fracture stockwork and has similar grades as the oxide zone. The zone is open to depth below current drilling.

Detailed mapping shows the gold zone to be mostly an intimate mix of sericite gneiss and schists, with a small portion of leucocratic quartz monzonite. The quartz monzonite portion has been injected with a rhyolite intrusion, such that an irregular dyke varying from 5 to 20 feet has occurred along the foliation and joint fracture planes. It also appears that this area was then sheared and crosscut by gold bearing limonitic fractures.

No extensive silicification is seen on the surface or underground, however, several more silicified zones were intersected during drilling. Gold, however, is not specifically associated with these zones.

During 1986, a total of 6,645 feet of circulation drilling (37 holes) was completed on the Friday patented claims. The holes were spaced on grid lines at 200 foot intervals with drilling on line at 100 foot spacing at -50 degrees to -65 degrees attitudes to the east and west. Six additional holes were drilled using the reverse circulation drilling method in the mid 1980's. When the Company obtained the property, it inherited these drill results.

In 1997, Kinam Gold initiated a 7000-foot large-diameter core-drilling program on the Friday Property to test the high grade gold zone to further define the Orogrande Shear Zone. The results of which indicated that a broad zone of gold mineralization is associated with the shear zone.

Kinross prepared a Petsite Project resource evaluation which included both the Friday Property and the Petsite Property as the gold mineralization occurs in a northerly trending, steeply dipping shear zone that cross-cuts granitoid intrusive rocks on both properties. The resource estimate is based on 129 drill holes aggregating 53,513.5 feet. The drill hole information was imported into Datamine and modeled by triangular-faceted wire-frame bounded zones. Using an
0.015 opt Au cutoff, the model above the 4,000 foot elevation includes a geologic inventory of 16.73 million tons (st) @0.032 opt Au with 531,900 contained ounces.

By 1998, the Petsite Property and the Friday Property were in the development phase of the Petsite Venture, however, gold prices began to decline and Kinam Gold and the Company curtailed further development on the Friday Property, electing to spend only those funds necessary to maintain the joint venture's interest in the Friday Property.

In 1999, the gold prices failed to recover. Consequently, no geological mapping, sampling or assaying was conducted. Work for the 2000 season is contingent on gold prices increasing, but would consist of geologic interpretation, geophysics, geochemical soil sampling, drilling, property payments and claim fees.

As with the expenditures made by Kinam Gold in connection with the exploration and development activities on the Petsite Property, the Company's share of 1999 expenditures and those estimated for 2000 are treated as a loan repayable from the proceeds of production or sale of the properties held by the Petsite Venture. Therefore, no cash payment by the Company is required to maintain its interest in the Petsite and Friday Properties, or the Petsite Venture at this time.

Status of the Orogrande Venture and Description of the Deadwood Property.

            Status of Orogrande Venture

The Deadwood Property consists of 64 unpatented lode mining claims located in Idaho County in Townships 28 and 29 North in Range 7 East, Sections 5, 6, 7 and 8, Boise Meridian. Each claim is approximately 20 acres in extent. The Deadwood Property is in the exploration stage. The claims are located in the Nez Perce National Forest, approximately 145 miles north of Boise in Idaho County.

The Company acquired its interest in the Deadwood Property from Idaho Gold pursuant to an agreement dated July 9, 1996 (the "Deadwood Agreement") whereby Idaho Gold assigned certain mining interests in 67 unpatented lode mining claims, known as the "Deadwood Claims," to the Company. In consideration for such transfer, the Company delivered to Idaho Gold 70,000 shares of the Company's common stock and is obligated to incur exploration and development expenditures of not less than $135,000 over the five year term of the agreement, plus pay all fees necessary to maintain the unpatented claims in good standing, replace all bonds, bear all costs of environmental compliance, and pay a 3% net smelter return royalty on ore mined by the Company from the Deadwood Claims, which is not to exceed $2,000,000. The Deadwood Agreement provides Idaho Gold an option to acquire a 49% working interest in the Deadwood Claims, subject to Idaho Gold's forfeiture of its 3% smelter return royalty. The Company can acquire Idaho Gold's option by payment of C$100,000 to Idaho Gold. Idaho Gold's option expires July 2001.

If Idaho Gold exercises its option to acquire a 49% working interest in the Deadwood Claims, it must reimburse the Company 115% of the Company's expenditures on the Deadwood Property. In addition, the Company and Idaho Gold will enter into a joint venture agreement, which will provide that each party will fund its proportionate share of ongoing expenditures on the properties or have its interest diluted. The joint venture agreement will also appoint a management committee that will approve all operations and activities of the joint venture, consisting of two members of the Company and two members of Idaho Gold, with the Company holding the controlling vote in any deadlock, provided that it holds a 51% interest in the joint venture.

To date, the Company has expended $24,439 in exploration and development expenditures and has issued 70,000 shares, at a deemed value of $51,750, to Idaho Gold per the Deadwood Agreement. The Company has also caused to be expended in excess of $305,000 on the property pursuant to the Orogrande Venture. Pursuant to the Orogrande Venture the Company received $165,000 during the 1997 fiscal year and expensed $72,588 of costs to that date against these proceeds. Accordingly, the property is carried at $3,601 as at December 31, 1999. There are no bonds to replace. The Company believes that the Deadwood Agreement is current and in good standing.

With respect to performing the other covenants and obligations under the Deadwood Agreement, on June 13, 1997, Idaho Gold consented to the Company's assignment of its interest in the Deadwood Claims to the Orogrande Venture between the Company and Kinam Gold. The Orogrande Venture Agreement, provided that Kinam Gold would earn a 60% interest in the joint venture, provided that, among other things, it paid all future BLM and county claim maintenance and filing fees, maintained in good standing all existing leases/options presently held by the Company within the area of interest contemplated by the Deadwood Agreement, and expend $1,150,000 in exploration costs within a three year period.

As of December 31, 1998, Kinam Gold had spent a total of $305,000 on the Deadwood Property, which included the cost of conducting an IP/resistivity geophysical program in 1997 on the Deadwood Property to delineate the Orogrande Shear Zone and locate the mineralizing structures. However, due to declining gold prices in 1998, Kinam Gold notified the Company that it was withdrawing from the Orogrande Venture prior to earning its interest in the Deadwood Property. Certain issues arose between the Company and Kinam Gold with respect to the allocation of expenditures made by Kinam Gold between the Petsite and Orogrande Ventures. Consequently, no exploration work was conducted on the Deadwood Property in 1999 and none is planned for 2000. The issues regarding allocation of expenditures between the Petsite and Orogrande Ventures have not yet been resolved. However, the Company is confident that an amicable resolution of these issues will occur without material impact to the Company or its interests in the Deadwood Property. Kinam Gold and the Company are currently discussing a complete assignment of all of Kinam Gold's interest in all the claims held in both the Petsite and Orogrande Ventures for some cash payment, yet to be negotiated. Pending resolution of these issues, the Company is including in its 2000 budget the cost and expense of the BLM and county claim maintenance and filing fees, maintained in good standing all existing leases/options presently held by the Company within the area of interest contemplated by the Deadwood Agreement

            Description of Deadwood Property

The Deadwood Property consists of 36 unpatented lode mining claims located in Idaho County in Townships 28 and 29 North in Range 7 East, Sections 5, 6, 7 and 8, Boise Meridian and is adjacent to the Friday Property. Initially the Property consisted of 64 claims, however, during 1999, the land position was reduced by dropping 28 peripheral claims to reduce the holding costs. All current claims are approximately 20 acres each and are in the exploration stage.

Second to the Buffalo Gulch Property, the North end of the Deadwood Property appears to be the most significant gold resource outlined by reconnaissance prospecting of the Company's gold properties. Beginning in 1985, prior owners of the property performed various samplings and mappings on the property. Stream silt sampling outlined an anomalous gold source area at the head of Little Campbell Creek and several drainages over a northerly strike length of 5,000 feet from the South Fork of the Clearwater River to Campbell Creek, with values of 900 to 4,000 parts per billion gold. Idaho Gold conducted additional geological mapping and sampling, which outlined a silicified, sheared and brecciated structure 200 feet wide on the property with rock sample values of
0.01 to 0.036 oz of gold per ton and soil values of 25 to 400 parts per billion gold. The anomalous silt and soil samples continued south through to Big Campbell Creek 5,000 feet to the south.

To trace this persistent gold structure a large soil geochemical grid measuring 10,000 feet by 4,000 feet was established extending southwesterly from the South Fork of the Clearwater River just east of the height of land.

Geochemistry

Idaho Gold conducted a gold soil geochemical sampling program consisting of 1,424 soil samples on 200 foot spaced grid lines at 100 foot centers was completed over a grid area measuring 10,000 feet by 4,000 feet. The survey outlined a broad gold geochemical anomaly greater than 25 parts per billion gold striking N20(0)E over the entire grid length of 10,000 feet with a width varying from 500 to 2,000 feet. The anomaly has a strongly defined core of greater than 100 parts per billion to a maximum of 1,220 parts per billion gold which corresponds to an intensely sheared, brecciated and silicified gold zone.

         Geology

Geological mapping was conducted by Idaho Gold over the gold soil geochemical grid as a follow up on the large gold geochemical anomaly. In review of the mapping, a broad zone of pervasive sericite-clay alteration, which averages 2,000 to 3,000 feet in width, was traced throughout the grid area and surrounds the gold soil anomaly. On the northern portion of the grid the alteration zone corresponds to the outer limits of the greater than 10 parts per billion gold soil anomaly and on the southern portion of the grid it extends 2,000 feet further north outside the soil anomaly. This extension may be due to a weakly limonitic quartz monzonite intrusive mapped in this area.

The persistent linear core gold anomaly of greater than 100 parts per billion is associated with a strongly sheared, brecciated, and intensely limonitic silicified zone which has been traced from the northern most line to the southern most portion of the grid. Detailed mapping and channel sampling on recent drill road cuts, show the zone to be a complex brecciated system. The rock is a mixed assemblage of quartz monzonite and sericite schist which has been altered to sericite and clay, then silicified, sheared and brecciated with gracutes and voids coated with intense orange to dark chocolate brown limonite. The oxide zone extends to a depth of 50 to 200 feet below surface and averages 170 to 200 feet on the ridge tops. Below the oxide zone the fractures and voids are filled with pyrite and traces of arsenopyrite.

The alteration has characteristics of a porphyry copper system, with large advanced argillic alteration zones and mineralization being associated with fractures filling in zones of brecciation and silicification. The inner fault zone is a part of a large scale Orogrande Shear Zone, which has controlled intrusive emplacement, alteration and gold mineralization.

         Gold Zones

Idaho Gold conducted rock sampling over the length of the silicified, brecciated and limonitic gold zone and outlined four strong gold zones with values of 0.010 to 2.8 oz/ton gold, with an average of 0.03 to 0.05 oz/ton gold. These gold zones are indicated from north to south and are numbered I to IV, as set out in detail below.

                  Zone I

Located on the north end of the Deadwood zone, this was an area that returned anomalous gold soil geochemistry. Follow-up mapping and sampling determined that the mineral potential in this area is limited and therefor no further work has been done in this area.

                  Zone II

Rock sampling has outlined a zone 800 feet in strike by 150 to 200 feet in width with an average of seven rock chips of 0.05 oz/ton gold. Two vertical reverse circulation drill holes tested the southern fringe of this zone with one hole returning 0.012 oz/ton gold over 50 feet.

                  Zone III Central Zone

This is the largest gold soil geochemical anomaly outlined along the sheared gold structure. Detailed mapping and rock channel sampling on three drill access road cuts have outlined a large gold bearing structure. A central zone 400 feet wide consisting of strong brecciation and silicification with intense limunitic fracture coatings and void fillings is flanked on either side by several hundred feet of soft intensely clay-sericite altered limonitic schist. Channel sampling shows the best gold values of 0.03 to 0.283 oz/ton gold to the south in the area of the best reverse circulation drill holes. A total of 18 reverse circulation drill holes totaling 2,385 feet tested the zone in October 1986. Three holes in the southern portion of the drill area intersected significant gold mineralization over a strike of 300 feet. Gold soil geochemical and rock sampling have traced the zone 1,000 feet to the south with five rock chip samples averaging 0.048 oz/ton gold.

                  Summary

A broad gold bearing zone has been outlined by drilling and channel sampling in the area of the southernmost drill holes. Channel sampling on surface indicates average grades of 0.02 to 0.028 oz/ton gold with significant drill intersections averaging 0.028 oz/ton gold on the southernmost holes with the zone open to depth and on strike to the southwest and north.

The silicified brecciated structure is 350 to 400 feet wide and is flanked by a soft intensely sericite-clay altered zone to the north and south of over several hundred feet. Channel sampling on the southern sericite-clay altered zone averaged 0.02 and 0.028 over 100 to 200 feet on road cuts.

Drilling indicates the gold zone may be vertical with grades and alteration dropping off to the north down slope into the steeply incised little Campbell Creek. The depth of oxide is greatest in the bench area, with a thickness of 150 to 200 feet. This zone is the main drill target.

The gold zone has a potential strike length of 1,200 feet and a width of 800 feet. The zone should be tested by 5,000 feet of angled reverse circulation drill holes on 200-foot centers during a future exploration program, once gold prices improve.

                  Zone IV

The soil geochemistry and rock sampling has outlined a large gold zone extending over 3,000 feet in the southern portion of the grid area. This gold zone is separated from the Central Gold Zone III by a projected east-west fault zone along Big Campbell Creek with an inferred displacement of 1,000 feet. Rocks in the northern portion of the Zone IV Gold Zone are a highly sheared and sericite-clay altered mixed zone of quartz monzonite and schist with irregular crushed silicified zones. In the main southern portion of the gold zone sericite quartzite is the main rock type which has been highly fractured and cut by irregular quartz veins and veinlets. The silicification of Zone IV is characterized by the splayed out zone of quartz veins and veinlets rather than a central core flanked by soft intense sericite alteration as in the Northern Gold Zones I to III.

The northern portion of the gold zone IV is 100 to 200 feet wide and has a strike of 1,500 feet. It consists of mixed schist and quartz monzonite, which is highly sheared and altered to a soft sericite-clay with sheared silicified zones. Soil geochemistry and rock sampling indicate gold mineralization is irregular and should be drill tested after Zone III.

The southern portion of the gold zone IV is 400 to 500 feet wide and has a strike length of 2,000 feet. It consists of highly fractured and limoratic sericite quartzite with minor sericite schist-gneiss. Numerous quartz veins and veinlets cut it with similar gold grade to the limonitic sericite quartzite. The average gold value of thirteen rock samples is 0.05 ounces of gold per ton with a range of 0.004 to 0.163 ounces of gold per ton. This is a strong persistent gold system with good alteration, fracturing and gold values. The southern portion of the Zone IV gold zone should be tested by 4,000 to 5,000 feet of angled reserve circulation drilling spread throughout the anomaly at 200 to 300 foot centers. Such drilling has not yet occurred and will not occur until gold prices improve.

The Company has not performed any other work on the Deadwood Property, except for its review and analysis of the prior work performed by Centennial and Idaho Gold, except for an IP/resistivity geophysical program in 1997 to delineate the Orogrande Shear Zone and locate the mineralizing structures.

Buffalo Gulch Property

                  Location, Description and Acquisition

The Buffalo Gulch property is comprised of 83 claims covering approximately 1,660 acres and is located 3 miles west of Elk City, Idaho in Idaho County and is in the development stage. The claims lie within sections 17, 20 and 21, Township 29 North, Range 8 East. Elk City is approximately 55 miles east of Grangeville, Idaho. The claims are controlled by the Company through four agreements, whereby the Company interests take the form of a leasehold interest, assignment interest or optioned interest.

In July 9, 1996, the Company acquired an interest in 73 unpatented mining claims comprising the Buffalo Gulch Property from Idaho Gold in accordance with a purchase agreement (the "Buffalo Gulch Agreement"). The Property was subject to an underlying lease, dated May 21, 1984, between Thunderbird Resources and Amir Mines, Inc. (the "Thunderbird Lease"). Gray Estates, Inc. succeeded to the interest of Thunderbird Resources, Inc. and Idaho Gold succeeded to the interest of Amir Mines, Inc. Consequently, the Company is obligated to perform Idaho Gold's obligations under the Thunderbird Agreement, which requires that the Company pay Gray Estates, Inc., on a quarterly basis, the greater of an advance royalty payment of $6,000 or a 5% net smelter return royalty, in the event the property is placed into production. Once the advance royalty payments or the 5% net smelter return royalty or a combination thereof total $500,000, Gray Estates, Inc. shall have no further interest in the property. In addition to the payment of the advance royalties to Gray Estates, Inc., the Company also issued 120,000 shares of common stock to Idaho Gold and agreed to pay exploration and development expenditures of not less than $310,000 within five-years. The Company also granted to Idaho Gold a net smelter return of 3% of net smelter revenue, not to exceed $3,000,000.

The Buffalo Gulch Agreement provides Idaho Gold an option to acquire a 49% working interest in the Buffalo Gulch Claims, subject to Idaho Gold forfeiture of its 3% smelter return royalty. The Company can acquire Idaho Gold's option by payment of C$300,000 to Idaho Gold.

If Idaho Gold exercises its option to acquire a 49% working interest in the Buffalo Gulch Claims, it must reimburse the Company 115% of the Company's expenditures on the Buffalo Gulch Property. In addition, the Company and Idaho Gold will enter into a joint venture agreement, which will provide that each party will fund its proportionate share of ongoing expenditures on the properties or have its interest diluted. The joint venture agreement will also appoint a management committee that will approve all operations and activities of the joint venture, consisting of two members of the Company and two members of Idaho Gold, with the Company holding the controlling vote in any deadlock, provided that it holds a 51% interest in the joint venture.

As at December 31, 1999, the Company has incurred exploration and development expenditures of $653,296 on the Buffalo Gulch property, excluding the deemed cost related to the acquisition of the property.

For 2000, the Company estimates a budget of $85,000 for the Buffalo Gulch property, including approximately $8,300 for BLM claim rental fees and $6,000 per quarter for the underlying property payments per the Thunderbird Agreement. The 1998 mapping, sampling and geophysical program identified several substantial anomalies, that have not been tested to date, but the Company plans to test these zones in the future on an improvement in the price of gold. The Company intends to identify potential joint venture partners in regard to the Buffalo Gulch Property with a view to concluding a joint venture agreement thereon.

                  Exploration & Development History of Buffalo Gulch

Gold mineralization was discovered by Idaho Gold, the prior owner of the property, through prospecting and reconnaissance stream sediment and soil sampling campaigns. Subsequently, grid soil sampling and dozer trenching defined the extent of the mineralization in bedrock. Drilling on the Buffalo Gulch property consisted of 150 vertical reverse circulation drill holes, drilled on a 100 foot grid. This drill hole distribution and spacing are sufficient to define the deposit. The deepest mineralized intersection is at a depth of about 500ft. The oxide mineralization has been completely delineated by drilling; the sulphide mineralization is open at depth to the east, to the north and to the south. Limited surface mapping has been done because of poor exposure. Excavation of the test pit for metallurgical samples allowed limited geological mapping.

Buffalo Gulch ore has been the subject of an extensive metallurgical testing program, beginning with bottle-roll cyanidation leach tests in 1986, through two pilot-scale heap leach tests carried out in 1987 and 1989.

Idaho Gold filed for permit approval for full-scale operation in late 1990, and initial construction activities began in anticipation of mine construction in the spring of 1991. These initial construction activities consisted of logging the site, upgrading the access road, building sediment control "brush filter winrows" around the site, and completion of over 12,000 feet of pole fence along the perimeter of the project site. These activities have been completed, leaving the site prepared for construction to begin upon completion of required permitting. The final permits were issued to Idaho Gold in 1991, but due to the focus of Bema Gold, the parent company of Idaho Gold, on its properties in South America, construction of the mine did not commence. The Plan of Operations, which is the key document for maintenance and acquisition of all required operating permits, is administered by the Bureau of Land Management and has been transferred to Idaho Consolidated Metals Corp. and remains in good standing.

                  The Geology

The Buffalo Gulch Property is underlain by Precambrian gneisses, schists and quartzites which have been intruded by the Cretaceous-Tertiary granitic rocks. The intrusives form small dykes, sills, irregular lensoid bodies and breccias within the country rocks. The resulting alteration envelope around the Buffalo Gulch Deposit weakened the local rock fabric, which was then subjected to deep weathering. Much of the host rock is totally dissociated to sand and gravel sized fragments, yet original rock fabric is still visible and mappable. Weathering is up to 300 feet deep, facilitating trenching, sampling and reverse circulation drilling. Although little determinative work has been done, detailed assaying indicates the gold was liberated from the sulphides and now occurs as free grains associated with siliceous, hematitic or limonitic zones. Sulphide gold mineralization underlies the oxidized zone with the deepest mineralization occurring at about a 500 foot depth. The deposit is open and untested at depth.

Locally, the Buffalo Gulch deposit lies along conjugate structures to the Orogrande Shear Zone within altered gneissic rocks. Deposit lithologies include: highly altered monzonite gneiss, less altered biotite gneiss, pegmatite, mafic material, ultra mafic material, biotite schist and a quartz rich unit of possible hydrothermal origin. Gneissic material is the most abundant rock type on the property, pegmatite is the second most abundant, followed by the quartz rich unit and then the minor units (ultra mafic, mafic and schist). Pegmatite is an abundant rock type within the deposit. It often occurs as thin lenses from 4 to 12 inches, but may also occur as thicker units up to several tens of feet. A quartz rich unit is oriented along the eastern side of the Buffalo Gulch deposit. The ultra mafic and mafic material occur as thin sills or dikes which seem to be localized to the southern end of the deposit area. The interpreted structures represent areas where shearing is the greatest in intensity, and are the probable location of faults.

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

                  Alteration and Mineralization

Phyllic alteration is pervasive throughout and around the Buffalo Gulch deposit. A rough alteration zoning may be present, but more work would be needed to confirm and define the zoning. The upper portion of the deposit consists of very soft clay rich material, which may represent highly phyllic/argillic altered gneiss. Below the soft clay rich material lies intensely phyllic altered gneiss. This material is light colored and has little or no biotite remaining. Zones of biotite gneiss were encountered during the core drilling program. These areas are simply less altered material and occur as irregular small bodies interspersed through the deposit area. In a couple of the deeper holes drilled at Buffalo Gulch chloritization of the gneiss has occurred and may suggest a zone of propylitic alteration.

In the oxidized portion of the deposit, limonite is pervasive throughout the material, but also occurs as specs after sulfide grains, darker bands along foliation, fracture filings, and as solution bands in more permeable crystalline layers. Minor amounts of hematite are present as well. Analytical data indicates an increase in arsenic with increased gold values. Below the redox boundary, pyrite is the most abundant sulfide with some arsenopyrite and possibly some marcasite. The sulfides occur mostly along foliation and as fracture fillings, but also as finely disseminated grains throughout the material.

Silicification has occurred at depth, but is lacking (for the most part) in the oxidized portion of the deposit. There are a few thin zones of silicic material in the oxidized portion, as well as a few veins and the large quartz rich unit. Silicification at depth has not changed original rock appearance, but exists as silica flooding that has replaced individual mineral grains. The veining and quartz rich material in the upper portions of the deposit is cryptocrystalline quartz, which has wholly replaced or displaced the original material.

There is evidence that there has been movement along foliation plains during shearing. There is also evidence to dilation along small fractures in the core. These dilations often contain blebs of sulfides.

Abundant fracturing was in evidence throughout all the core drilled in 1996. This indicates structure is an important control for the circulation and deposition of mineralizing fluids.

                  Analytical Results and Comparison

Results from the 1996 drilling program indicate that gold values from reverse circulation drilling programs have validity. There is also evidence suggesting there may be a zone of supergene enrichment near the redox boundary. This characteristic was only observed in a few of the reverse circulation drill holes, which may indicate some caving during drilling of the reverse circulation holes, thus down grading the deeper samples. Results for the top portion of the 1996 core drill holes, where recoveries were poor, may not represent the actual values of the entire interval stated because all the material for that interval was not recovered.

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

Sixty-one selected core samples were tested to determine percent moisture and dry specific gravity. When the geotechnical samples are plotted on a two axis graph using depth versus density, a rough linear trend is apparent in both the oxidized and unoxidized material. The best fit line in the oxidized material is steeper than in the unoxidized material, indicating that weathering has an effect on density. The shallower highly weathered, highly clay altered, material is less dense than the deeper less weathered material. It is apparent in the oxidized material that rock densities generally increase with increased depth. This effect is also true for the unoxidized material although less apparent.

The geotechnical results from the 1996 core drilling program indicated the mineral deposit estimate established from the reverse circulation drilling are valid. The core drilling has also indicated there is a probability of adding ounces of gold to the mineral deposit estimate by moving material out of the waste category and into the ore category. Results from the core drilling program should be used to recalculate ore mineralization for the individual blocks in which they were drilled. If additional ounces of gold are inferred outside of these ore blocks, they would have to be classified as probable ounces and not drill proven ounces. There is also a probability of expanding the deposit in several areas where previous drill coverage was not adequate to test the area. Geophysical methods could be used to define these areas after which a limited reverse circulation and core drilling program should be initiated to test the targets. Additional ounces may also exist in a zone of supergene enrichment. Although indicated, core drilling did not fully establish such a zone over the entire deposit area.

A better understanding of the geology and genesis of the Buffalo Gulch deposit was gained through the core drilling program. This knowledge may prove very valuable in searching for similar mineralization in the region. Prior to the decline in gold prices, the company intended on performing additional petrologic studies on selected core samples to further understand this deposit, in addition to fluid inclusion studies on the quartz, which may be helpful in establishing a pressure and temperature for mineral formation. Such testing should provide a better understanding of the deposit genesis and better establish the potential or sizable deposit of sulfide hosted mineralization. Metallurgical tests should also be conducted on the sulfide material retrieved during the core drilling program to determine the feasibility of defining such a deposit. If tests show it is feasible to retrieve gold from this material, a drilling program to test the sulfide potential at Buffalo Gulch should be initiated once the price of gold improves.

Geotechnical tests on the core have established a rock density of approximately 16 cubic feet per ton for the majority of the material in the Buffalo Gulch deposit. These tests also indicate a general density increase with increased depth. Increased density with increase depth might also be important if the zone of supergene enrichment is of significant size. Clay alteration is less with increasing depth and this could be very important in that less agglomeration will be required as less altered material is exposed at depth. Most of the low density clay rich material is at depths of less than 50 feet. This material is at the deepest portions of the oxide zone at the bottom of individual ore intercepts, which would mean the material is more dense.

The knowledge gained from the core-drilling program at Buffalo Gulch will be useful in exploring the potential areas of South Buffalo. The Company intends to employ some geophysical methods to help define potential drill targets, if and when gold prices return to economically viable levels. Gradient Array SP is a geophysical method that has been successful in defining targets similar to mineralization at Buffalo Gulch. This type of survey will be attempted over about two square miles, including the Buffalo Gulch and South Buffalo areas. More geochemistry and reconnaissance mapping are needed in the area to help define potential drill targets. This should be initiated before any drilling program. About 4000 feet of core drilling is recommended to follow up on targets defined by the above-mentioned work. Depending on results, a follow up program, consisting of both core and reverse circulation drilling, should be initiated to define the extent of mineralization encountered in the first round of drilling.

Based on this work the mineable reserves are estimated to be 4,800,000 tons of ore containing 96,000 ounces of gold at a low stripping ratio of 0.88 waste to ore. Due to the drop in the price of gold, there is no assurance that a commercially viable ore deposit exists in any such properties until further exploration work and a comprehensive evaluation based upon unit cost, grade, recoveries and other factors conclude economic feasibility.

The Company acquired 16 additional claims within the Buffalo Gulch area, by way of the Black Bear Agreement, the Whiskey Jack Agreement and the Gallaugher Agreement.

         Black Bear Agreement

On August 1, 1996, the Company entered into an agreement (the "Black Bear Agreement") with Frank H. Piant, John R. Heigis and Thomas C. Rich ("Owners") whereby the Company was granted an option to acquire a 100% interest in 6 claims known as the "Black Bear Mining Claims" located in the Elk City Mining District, Idaho for a purchase price of $120,000. To keep the option in good standing, the Company is required to pay quarterly payments equal to $4,800 for 1999, $6,000 for 2000, $7,200 for 2001 and a balloon payment of $24,000 in August 2002. However, due to the depressed price of gold the required quarterly payments were re-negotiated during 1999 to $600 per quarter. If the price of gold increased to $325 per ounce, the quarterly payment will increase to $1,000. Consequently, the balloon payment due in August 2002 will be substantially larger than the balloon payment under the original payment plan.

In the event the Company places the claims into production, the Owners agree to transfer the claims to the Company and the Owners shall receive $120,000 less all quarterly payments made to date. If the claims are not placed into production by July 1, 2002, then the Company shall have no further interest in the claims unless it pays the sum of $120,000 less all quarterly payments made.

Pursuant to the terms of the Black Bear Agreement, the Company must expend a total of $3,000 per year on the claims, commencing July 1, 1997. The Company must also perform assessment work or make payments in lieu thereof and pay all applicable taxes on the claims. The Company has been granted unrestricted access and exclusive rights to the claims for the purposes of certain exploration and activities.

The Company has "after-acquired rights," which provide that in the event the Owner acquires any right or interest in property located within one mile of the property contemplated by the Black Bear Agreement, such interest or right shall automatically become part of the property description defined in the Black Bear Agreement.

As of December 31, 1999, the Company has made all required payments to the owners of the Black Bear Mining Claims, under the agreement totaling $27,600.

         Whiskey Jack Agreement

By an agreement dated August 29,1998 ("Whiskey Jack Agreement"), the Company was granted an option to acquire a 100% working interest in 4 unpatented mineral claims in Idaho for a purchase price of $65,000. This agreement replaced a prior agreement for the same claims under which the Company paid a total of $23,400.

To keep the option in good standing the Company is were required to pay quarterly payments equal to $1,000 for the first year, $1,400 for the second year, $1,800 for the third year, $2,000 for the fourth year, with a balloon payment of $30,600 due July 1, 2003. However, due to the depressed price of gold the required quarterly payments were re-negotiated during 1999 to $400 per quarter for the remainder term of the agreement. If the price of gold increases to $325 per ounce the quarterly payment will increase to $1,000.

In the event the Company places the claims into production, the Owners agree to transfer the claims to the Company and the Owners shall receive $65,000 less all quarterly payments made to date. If the claims are not placed into production by July 1, 2002, then the Company shall have no further interest in the claims unless the Company pays the sum of $65,000 less all quarterly payments made to date.

Pursuant to the terms of the Whiskey Jack Agreement, the Company must expend a total of $1,000 per year on the claims, commencing July 1, 1999. the Company must also perform assessment work or make payments in lieu thereof and pay all applicable taxes on the claims. The Company has been granted unrestricted access and exclusive rights to the claims for the purposes of certain exploration activities.

The Company has "after-acquired rights," which provide that in the event the Owner acquires any right or interest in property located within one mile of the property contemplated by the Black Bear Agreement, such interest or right shall automatically become part of the property description defined in the Black Bear Agreement.

As of December 31, 1999, the Company has made all required payments under the Whiskey Jack Agreement totaling $4,800.

         Gallaugher Agreement

Pursuant to an Option and Purchase Agreement, between the Company and Cliff and June Gallaugher (the "Gallaughers"), dated September 5, 1996 ("Gallaugher Agreement"), the Company was granted an exclusive option to purchase 6 unpatented mining claims located in the Elk City Mining District, Idaho County, Idaho. The Company can exercise its option by making quarterly payments over a five-year period for a total purchase price of $150,000. As of the date of this Prospectus, the Company has paid all quarterly payments due under the Gallaugher Agreement, and were required to pay $7,200 per quarter through March 5, 2002, at which time a final payment of $54,000 would have been due. However, the parties amended the agreement on May 20, 1999 to reduce the quarterly payments as follows: the Company agreed to make quarterly payments of $500 until such time gold prices increase to $325 per ounce, at which time the quarterly payment would increase to $1,200; if gold increases to $350 per ounce, then the Company will pay quarterly payments of $1,800, and if gold prices increase to $400 per ounce, then the Company will make quarterly payments of $4,800.

A third party receives a 10% finder's fee deducted from all option payments made by the Company to the Gallaughers. In the event the Company places the claims into production; the Gallaughers will transfer the claims to the Company in exchange for $150,000(US) less all quarterly payments made as of the date of transfer. If the claims are not placed into production by September 5, 2002, then the Company shall have no further interest in the claims unless the Company pays the sum of $150,000 to the Gallaughers, less all quarterly payments made. The Company will have all rights of access and use of the claims to carry out certain activities, including the removal of minerals for testing and evaluation. The Company must keep the claims in good standing by payment of all Bureau of Land Management fees, all taxes and all assessments.

As of December 31 1999, the Company has made all required payments under the Gallaugher Agreement totaling $19,800.

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

                                Other Properties

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

Pursuant to the terms of a Global Settlement Agreement, reached in 1997, the Company terminated the agreement dated December 1, 1995 and the parties agreed to negotiate a new agreement in which the Company would purchase the property from IMD and Mr. Steiner, based upon a price to be determined by a mutually agreed upon qualified appraiser. The purchase was never concluded due to title concerns on the property. Due to the drop in gold price, the Company elected to drop the claims and its interest in the Mineral Zone property.

Item 3.  Legal Proceedings

Civil Suit by Joe Swisher and IMD

During 1996, Mr. Joseph Swisher and IMD brought a lawsuit against the Company and Mr. D. Steiner, President and Director of the Company. The two plaintiffs sued for approximately $6,000,000 or a combination of shares of the Company plus cash for alleged non-payments, non-issuance of shares from treasury and alleged breaches of contractual obligations.

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

Civil Suit Against Geoffrey Magnuson

The Company commenced a lawsuit against Geoffrey Magnuson, a former officer of the Company, in the District Court of the Second Judicial District of the State of Idaho, in and for the County of Nez Perce on September 26, 1997. The Company sued for diversion of corporate assets, conversion of corporate property, including but not limited to, books, records and geological data, breach of fiduciary duty and slander. The Company sought as relief an order compelling Mr. Magnuson to account for his alleged misconduct in appropriating the Company's property. To pay to the Company the amount of such damage to the Company's business and goodwill, an order mandating Mr. Magnuson to return all property belonging to the Company and to pay to the Company the amount of any damage to the Company.

On April 21, 1999, the Company filed a dismissal of this action, without prejudice.

Civil Suit by Gumprecht - Promissory Note

On October 17, 1997, a lawsuit was brought against the Company and others in the State of Idaho, Supreme Court number 25477 (civil case number 31150) by Thomas Gumphrect and Bonnie Witrak). The Plaintiffs brought the action to collect on a promissory note dated October 19, 1995 entered into between the Plaintiffs and the Company in the amount of $250,000. In connection with the execution of the promissory note, the Company and Plaintiffs entered into a security agreement, which granted the Plaintiffs a security interest in certain assets. The Plaintiffs sought possession of certain assets, which included equipment located at the Eckert's Hill Mine and Mill site and at the Golden Eagle site. The Plaintiffs sought a judgment in the total amount of $308,000 for principal and interest up to and including October 1, 1997.

During 1998, the Company elected to allow a default to be entered in the lawsuit and the Court ordered the Company to pay the amount of $332,216 (paid), which included interest through May 17, 1998. The Court denied the Plaintiffs' claim for attorney fees and filed an appeal of this decision.

On January 8, 2000, the Company entered into a settlement agreement with several parties to resolve this lawsuit and the following lawsuits. As a result, all actions in which the Company was named have been dismissed with prejudice. Pursuant to the terms of the Global Settlement Agreement, Delbert Steiner delivered 252,000 common shares of Company stock to Thomas Gumphrect and Kirke White. The Company agreed to reimburse Delbert Steiner by alloting 252,000 shares of Company common stock from treasury to be issued upon regulatory approval. The deemed value of such allotment in the amount of $239,202 has been accrued in the year ended December 31, 1999

Civil Suit by Gumprecht - Share Exchange

During 1996, Thomas Gumphrecht brought a lawsuit against Idaho Mining & Development Company ("IMD") and Joseph Swisher in the State of Idaho, Idaho County civil consolidated case number 30534. The case was consolidated with civil case number 30968 brought by Thomas Gumphrect and Kirke White against IMD, Joseph Swisher, the Company, and Delbert and Elli Steiner. During 1997, the Plaintiff filed an Amended Complaint, which added the Company and Delbert and Elli Steiner as defendants (with IMD and Joseph Swisher, collectively the "Defendants"). The Plaintiff alleges that the Plaintiff made various loans to Idaho Non-Metallic Mineral, a company owned in part by Mr. Steiner and Mr. Swisher, in exchange for shares of Silver Crystal Mines and IMD. The Plaintiff claims that prior to December 1991, the parties to the lawsuit had an oral agreement to exchange the Plaintiff's shares in Silver Crystal and IMD for 250,000 of the Company's shares, which were owned by IMD. The Plaintiff is seeking transfer of such shares. The Defendants deny that any such oral agreement was made and have raised the statute of frauds and statute of limitations as defenses to the Plaintiff's claims.

During 1998, the Court dismissed the claims for securities fraud and negligent misrepresentation, on summary judgment. The remaining claims of the lawsuit moved to the discovery phase and a trial date was set for August 23, 1999.

On January 8, 2000, the Company entered into a settlement agreement with several parties to resolve these lawsuits. As a result, all actions in which the Company was named have been dismissed with prejudice. Pursuant to the terms of the Global Settlement Agreement, Delbert Steiner delivered 252,000 common shares of Company stock to plaintiffs Thomas Gumphrect and Kirke White. The Company agreed to reimburse Delbert Steiner by alloting 252,000 shares of Company common stock from treasury to be issued upon regulatory approval. The deemed value of such allotment in the amount of $239,202 has been accrued in the year ended December 31, 1999

Civil Suit by Gumprecht - Derivative Action

On August 5, 1997, Thomas Gumphrect and Kirke White, on behalf of the shareholders of Silver Crystal Mines, Inc., brought a lawsuit against Delbert Steiner and others in the State of Idaho, Idaho County civil case number 31666. Subsequently, the Company was added to the lawsuit, but not named formally, and Miriam M. Lee, trustee of the Miriam M. Lee Trust dated May 5, 1973 substituted as plaintiff representing the shareholders of Silver Crystal Mines, Inc.

The lawsuit made allegations against Mr. Steiner and named the Company with respect to the transfer of various funds and alleged agreements between Mr. Steiner and the Plaintiffs set out more particularly as follows:

The Plaintiffs alleged that Mr. Joseph Swisher was involved in the creation of the Company, an allegation denied by the Company. The Plaintiffs further alleged that the Company paid Silver Crystal $800,000 for the construction of the Eckert's Hill Mine and Mill site, an allegation admitted by the Company. The Plaintiffs alleged that such funds were diverted for the personal use of Mr. Joseph Swisher, an allegation denied by the Company.

The Plaintiffs alleged that the Company made an August 1995 agreement, to exchange the stock of the Plaintiffs in Silver Crystal for that of the Company. The Company admitted an offer was made to this effect, but denied that such offer was accepted and as a result no agreement was formed.

The Plaintiffs alleged that Mr. Steiner solicited funds from the Plaintiffs while acting as their attorney and deposited such funds into his attorney/client trust account and/or his attorney general business account. The Plaintiffs alleged such funds were given to Mr. Steiner in exchange for stock in the Company, which was not delivered. The Plaintiffs alleged that the solicitation of funds, the depositing of such funds into Mr. Steiner's client accounts, the disbursement of such funds without accounting, and the failure to transfer stock to the Plaintiffs exhibits negligence by failure to exhibit the care expected of a reasonably prudent attorney acting in the same or similar circumstances in the same or similar community. Mr. Steiner specifically denied soliciting funds from the Plaintiffs and stated that the disbursement of such funds was undertaken at the instruction of the Plaintiff, Mr. Gumprecht. Mr. Steiner further denied the remainder of the aforementioned allegations.

The Plaintiffs were seeking recession and restitution of funds, compensatory damages, specific performance of the alleged contract, the formation of a constructive trust in the Golden Eagle Mining properties and all Company stock owned by Mr. Joseph Swisher and IMD, punitive damages for $1,000,000, and several orders relating to the Golden Eagle Property, Silver Crystal Mines, Inc., IMD and Mr. Swisher.

On January 8, 2000, the Company entered into a settlement agreement with several parties to resolve these lawsuits. As a result, all actions in which the Company was named have been dismissed with prejudice. Pursuant to the terms of the Global Settlement Agreement, Delbert Steiner delivered 252,000 common shares of Company stock to plaintiffs Thomas Gumphrect and Kirke White. The Company agreed to reimburse Delbert Steiner by alloting 252,000 shares of Company common stock from treasury to be issued upon regulatory approval. The deemed value of such allotment in the amount of $239,202 has been accrued in the year ended December 31, 1999.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to the Company's security holders during the fourth quarter of fiscal year 1999.

                                     PART II

Item 5.  Market for the Common Equity and Related Stockholder Matters

There is no established public trading market in the United States for the Company's common stock. The common shares of the Company are traded on the Canadian Venture Exchange ("CDNX") under the trading symbol "IDO." The following table sets forth the high and low sales prices (in Canadian dollars) for the Company's common stock for each quarter during the period from January 1, 1998 through December 31, 1999 as reported by the CDNX.

1999                                High             Low
----------------------------------------------------------
First Quarter                       $0.28            $0.17
Second Quarter                      $0.95            $0.17
Third Quarter                       $0.48            $0.25
Fourth Quarter                      $0.45            $0.30

1998                                High             Low
----------------------------------------------------------
First Quarter                       $0.42            $0.16
Second Quarter                      $0.45            $0.20
Third Quarter                       $0.36            $0.20
Fourth Quarter                      $0.28            $0.15

Shareholders. As of December 31, 1999, the Company had approximately 174 shareholders of record.

Dividends. The Company has never paid any dividends on its common stock and the Company does not expect to pay dividends on its common stock in the foreseeable future.

Capital Import/Export Restrictions.  None.

Canadian Taxes to which U.S. Investors are Subject.

The following summary discusses only the Canadian federal income tax considerations generally applicable to a holder ("Holder") of one or more common shares of the Company who for the purposes of the Income Tax Act (Canada) (the "Act") is a U.S. person and a non-resident of Canada who holds his common shares as capital property. The summary deals with the provisions of the Act in force on December 31, 1999 and all specific proposals to amend the Act publicly announced by the Minister of Finance (Canada) prior to December 31, 1999. It does not discuss all the tax consequences that may be relevant to particular Holders in light of their circumstances or to Holders subject to special rules. It is therefore not intended to be, nor should it be construed to be, legal or tax advice to any Holder of common shares of the Company and no opinion or representation with respect to the Canadian income tax consequences to any such Holder or prospective Holder is made. Holders and prospective Holders should therefore consult their own tax advisers with respect to their particular circumstances. In addition, the summary does not apply to a U.S. person who acquired shares or options to acquire shares as a result of holding an office or from employment services rendered to the Company in Canada.

         Dividends

A Holder will be subject to Canadian withholding tax ("Part XIII Tax") equal to 25%, or such lower rate as may be available under an applicable tax treaty, of the gross amount of any dividend paid or deemed to be paid on his common shares. Under the Canada-U.S. Income Tax Convention (1980) as it applied on December 31, 1999 (the "Treaty"), the rate of Part XIII Tax applicable to a dividend on common shares paid to a Holder who is a resident of the United States is, if the Holder is the beneficial owner of the dividend and is a company that owns at least 10% of the voting stock of the Company, 5% and, in any other case, 15% of the gross amount of the dividend. The Company will be required to withhold the applicable amount of Part XIII Tax from each dividend so paid and remit the withheld amount directly to the Receiver General for Canada for the account of the Holder.

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

A Holder who is a resident of the United States and realizes a capital gain on a disposition of a common share that was taxable Canadian property will nevertheless, by virtue of the Treaty, generally be exempt from Canadian tax thereon unless (a) more than 50% of the value of the common shares is derived from or from an interest in, Canadian real estate, including Canadian mineral resource properties, b) the common share formed part of the business property of a permanent establishment that the Holder has or had in Canada within the 12 months preceding disposition, or (c) the Holder is an individual who (i) was a resident of Canada at any time within the 10 years immediately, and for a total of 120 months during any period of 20 consecutive years, preceding the disposition, and (ii) owned the common shares when he ceased to be resident in Canada.

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

If the shares of the Canadian company, represent taxable Canadian property to the non-resident shareholder, the non-resident will be required to provide certain information to the Canadian tax authority regarding the proceeds of the disposition and the tax values of the shares. The non-resident must pay a withholding tax equal to 33% of the estimated taxable gain on the transaction or provide adequate security for such tax. If this amount is in excess of the final tax liability, the excess is refunded upon the filing of appropriate tax returns by the non-resident. In certain cases, the withholding tax can be reduced if the gain is otherwise not subject to tax by way of operation of the Treaty.

Unregistered Sales of Securities

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

Private Placement - February 3, 1999

On February 3, 1999, the Company announced a private placement of a maximum of 2,000,000 units (the "Units"), at a price of C$0.15, resulting in net proceeds to the Company of $200,000 (C$300,000). Each Unit consisted of one common share and one non-transferable share purchase warrant. The issuance of the common shares and warrants was exempt from registration by virtue of Section 4(2) of the Securities Act.

Debt Settlement Agreements - September 30, 1997

Pursuant to a series of agreements dated September 30, 1997 entered into by the Company and certain of its creditors, the Company issued 567,209 shares of stock in settlement of $299,842 of debts owed to various parties including parties related to the Company. All of the agreements were approved by the VSE on March 18, 1998 and 567,209 shares were issued on April 21, 1998.

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

During 1999, the holder of the convertible loan agreement requested conversion of the note payable and on January 20, 1999 the Company issued 546,154 units to the holder. Each Unit consists of one common share and one non-transferable common share purchase warrant with each warrant being exercisable at a price of C$0.31 per share until January 23, 2000. The Company reduced notes payable by $100,000, reduced convertible securities by $13,108 and increased share capital by $113,108 on conversion of these notes. The issuance of common shares was exempt from registration by virtue of Section 4(2) of the Securities Act and Rule 506 under the Securities Act. The remaining $13,108 of equity remains in convertible securities until the related warrants are exercised.

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

During 1999, the holder of the convertible loan agreement requested conversion of the note payable and the Company issued 600,769 units to the holder. Each Unit consisted of one common share and one non-transferable common share purchase warrant with each warrant being exercisable at a price of C$0.31 per share until March 31, 2000. The Company reduced notes payable by $110,000, reduced convertible securities by $14,419 and increased share capital by $124,419 on conversion of these notes. The issuance of common shares was exempt from registration by virtue of Section 4(2) of the Securities Act and Rule 506 under the Securities Act. The remaining $14,419 of equity remains in convertible securities until the related warrants are exercised.

During 1999, the holder of the warrants related to the convertible loan agreement exercised the warrants and the Company issued 600,769 shares to the holder. The Company reduced convertible securities by $14,419 and increased share capital by $140,640 on exercise of these warrants. The issuance of common shares was exempt from registration by virtue of Section 4(2) of the Securities Act and Rule 506 under the Securities Act.

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

During 1999, the holder of the convertible loan agreement requested conversion of the note payable and the Company issued 932,608 units to the holder. Each Unit consisted of one common share and one non-transferable common share purchase warrant with each warrant being exercisable at a price of C$0.28 per share until May 15, 2000. The Company reduced notes payable by $150,000, reduced convertible securities by $19,585 and increased share capital by $169,585 on conversion of these notes. The issuance of common shares was exempt from registration by virtue of Section 4(2) of the Securities Act and Rule 506 under the Securities Act. The remaining $19,585 of equity remains in convertible securities until the related warrants are exercised.

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

During 1999, the holder of the convertible loan agreement requested conversion of the note payable and the Company issued 2,227,941 units to the holder. Each Unit consisted of one common share and one non-transferable common share purchase warrant with each warrant being exercisable at a price of C$0.17 per share to September 10, 1999 or at C$0.22 per share until September 10, 2000. The Company reduced notes payable by $250,000, reduced convertible securities by $33,419 and increased share capital by $283,419 on conversion of these notes. The issuance of common shares was exempt from registration by virtue of Section 4(2) of the Securities Act and Rule 506 under the Securities Act. The remaining $33,419 of equity remains in convertible securities until the related warrants are exercised.

During 1999, the holder of the warrants related to the convertible loan agreement exercised the warrants and the Company issued 2,227,941 shares to the holder. The Company reduced convertible securities by $33,419 and increased share capital by $286,045 on exercise of these warrants. The issuance of common shares was exempt from registration by virtue of Section 4(2) of the Securities Act and Rule 506 under the Securities Act.

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

During 1999, the holder of the convertible loan agreement requested conversion of the note payable and the Company issued 2,466,681 units to the holder. Each Unit consisted of one common share and one non-transferable common share purchase warrant with each warrant being exercisable at a price of C$0.25 per share until October 1, 2000. The Company reduced notes payable by $322,000, reduced convertible securities by $44,400 and increased share capital by $366,400 on conversion of these notes. The issuance of common shares was exempt from registration by virtue of Section 4(2) of the Securities Act and Rule 506 under the Securities Act. The remaining $44,400 of equity remains in convertible securities until the related warrants are exercised.

During 1999, the holder of the warrants exercised warrants to purchase 766,480 shares of Company common stock for $130,000 (C$191,620). The Company reduced convertible securities by $13,797 and increased share capital by $143,797 on exercise of these warrants. The issuance of common shares was exempt from registration by virtue of Section 4(2) of the Securities Act of 1933 ("Securities Act") and Rule 506 under the Securities Act. The remaining $30,603 of equity remains in convertible securities until the related warrants are exercised.

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

During 1999, the holder of the convertible loan agreement requested conversion of the note payable and the Company issued 1,172,847 units to the holder. Each Unit consisted of one common share and one non-transferable common share purchase warrant with each warrant being exercisable at a price of C$0.15 per share to January 28, 2000 or at C$0.20 per share until January 28, 2001. The Company reduced notes payable by $115,000, reduced convertible securities by $21,111 and increased share capital by $136,111 on conversion of these notes. The issuance of common shares was exempt from registration by virtue of Section 4(2) of the Securities Act and Rule 506 under the Securities Act. The remaining $21,111 of equity remains in convertible securities until the related warrants are exercised.

During 1999, the holder of the warrants related to the convertible loan agreement exercised the warrants and the Company issued 1,172,847 shares to the holder. The Company reduced convertible securities by $21,111 and increased share capital by $140,311 on exercise of these warrants. The issuance of common shares was exempt from registration by virtue of Section 4(2) of the Securities Act and Rule 506 under the Securities Act.

Exercise of Options and Warrants

During 1999, the Company issued 40,000 common shares from treasury upon exercise of options for cash in the amount of C$10,400 ($7,072 US). The issuance of the common shares was exempt from registration by virtue of Section 4(2) of the Securities Act of 1933 ("Securities Act") and Rule 506 under the Securities Act.

Options Granted

During 1999, the Company granted 465,000 share purchase options at C$0.37 per share and expiring April 7, 2004. For a description of options granted to Named Executives and Directors, see Item 10, "Executive Compensation."

Item 6.  Management's Discussion and Analysis or Plan of Operations

     As of December 31, 1999, the Company has a working capital deficiency of $610,609. For the ensuing twelve-month period, the Company will require approximately $270,000 for general and administrative expenses, and $9,952 for its notes payable. The Company expects an improvement of this deficiency upon completion of a Short Form Prospectus Offering in April 2000, with net proceeds of approximately $323,281 (C$504,252).

     The Company has had negative cash flows from operating activities since inception, and expects that such negative cash flows will continue. For the years ended December 31, 1999, 1998, and 1997, the negative cash flows from operating activities were $466,777, $602,894, and $520,517, respectively. The Company's cash flows from financing activities totaled $1,117,337, $682,850, and $761,702 for the years ended December 31, 1999, 1998, and 1997, respectively. The Company is dependent on the proceeds of debt and equity financings such as private placements, issuances of convertible securities, the exercise of stock options and warrants, and optioning or selling its properties or other assets to fund its general and administrative expenditures and its mineral exploration and development costs. Without such proceeds, the Company may not continue as a going concern. The Company will need funding to correct its working capital deficiency and to continue its operations. There can be no assurance that such funding will be available.

If the Company is able to raise additional funds, the Company proposes to expend approximately $50,000 on an exploration program related to the Chrome Mountain Property in Montana (the Platinum Fox Claims), approximately $100,000 on claim rental fees, maintenance of underlying property payments, exploration and development activities on the Buffalo Gulch, Dixie and other projects, and approximately $1,450,000 on further staking, claim rental fees and work programs in Montana. The Company does not expect to purchase or sell significant equipment, and does not expect significant changes in the number of its employees over the next twelve months. As at December 31, 1999 the Company has four full-time employees employed in the exploration and administration areas of the Company.

The accounts of the Company's Canadian operations have been translated into U.S. dollars. Monetary assets and liabilities are converted at year-end rates, while all other assets and liabilities are converted at historical rates. Revenue, expense and exploration and development items are converted at the average rate of exchange prevailing during the year. Gains and losses arising on translation are included in earnings. The effect of foreign currency fluctuations is immaterial to the Company's operations.

The Company is required to set aside $82,000 in reclamation deposits related to its resource properties in order to satisfy local property reclamation requirements. Compliance with environmental regulations is not expected to have a material effect on the earnings, competiveness and capital expenditures of the Company until such time as an economic resource is located and a mine is developed.

Year 2000 Issues

The Company experienced no material adverse impacts in connection with the year 2000 date change. No adversities were encountered from its own operating systems or indirectly from year 2000 problems experienced by consultants, joint venture partners, and other suppliers. Although some minor impacts could still affect the Company indirectly from year 2000 problems experienced by the vendors, consultants, or joint venture partners the Company does business with, it is unlikely that these problems will have a material affect on the Company's financial position.

Item 7.  Financial Statements

                           PRICEWATERHOUSECOOPERS LLP

Auditors' Report

Shareholders and Board of Directors
Idaho Consolidated Metals Corp.

We have audited the consolidated balance sheets of Idaho Consolidated Metals Corp. and subsidiary (an exploration stage company) as at December 31, 1999 and 1998 and the consolidated statements of operations and cash flows for each of the three years in the period ended December 31, 1999 and cumulative from inception (September 15, 1988) through December 31, 1999, and the consolidated changes in shareholders' equity from inception (September 15, 1988) through December 31, 1999, which as described in Note 1, have been prepared on the basis of accounting principles generally accepted in Canada. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States and Canada. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of Idaho Consolidated Metals Corp. as at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 and cumulative from inception (September 15, 1988) through December 31, 1999 and the changes in shareholders' equity from inception (September 15, 1988) through December 31, 1999 in conformity with accounting principles generally accepted in Canada.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred significant losses since its inception and has a working capital deficiency at December 31, 1999. In addition, as described in Note 1, uncertainties exist regarding the Company's ability to obtain necessary financing to successfully develop economic ore reserves on its properties and realize profitable production levels or proceeds from their disposition. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans as to these matters are also described in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

"PriceWaterhouseCoopers LLP"

Vancouver, B.C.
Canada
April 28, 2000

Idaho Consolidated Metals Corp.                                      Statement 1
(An Exploration Stage Company)
Consolidated Balance Sheets
As at December 31, 1999 and 1998
U.S. Funds

ASSETS                                                          1999          1998
--------------------------------------------------------------------------------------
Current
    Cash and cash equivalents                              $     31,950   $        407
    Cash in trust                                                     -         50,000
    Other                                                        19,341          2,063
                                                           ------------   ------------
                                                                 51,291         52,470
Restricted Investments                                           82,000         90,000
Property Rights, Plant and Equipment, net (Note 3)            2,112,914      1,466,199
                                                           ------------   ------------
                                                           $  2,246,205   $  1,608,669
                                                           ------------   ------------
LIABILITIES
--------------------------------------------------------------------------------------
Current
    Accounts payable - related parties                     $    367,659   $    128,687
    Other accounts payable                                      284,289        227,708
    Notes payable to shareholders, due currently (Note 4)         9,952          9,527
                                                           ------------   ------------
                                                                661,900        365,922
Notes Payable to Shareholders, non-current (Note 4)               3,590        747,493
                                                           ------------   ------------
                                                                665,490      1,113,415
                                                           ------------   ------------

Continued Operations, Commitments and Contingencies
    (Notes 1, 3, 13, 14 and 15)

SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------------
Share Capital (Note 5)
    Authorized:
       100,000,000 common shares with no par value
    Issued and outstanding:
         25,305,841 (9,434,650) shares                        9,804,354      7,508,593
                     Convertible Securities (Note 6)             50,188        249,862
    Deficit Accumulated During the Exploration Stage         (8,273,827)    (7,263,201)
                                                           ------------   ------------
                                                              1,580,715        495,254
                                                           ------------   ------------
                                                            $ 2,246,205   $  1,608,669
--------------------------------------------------------------------------------------

ON BEHALF OF THE BOARD:

"Delbert Steiner", Director

"Robert Young", Director

The accompanying notes are an integral part of the consolidated financial statements.

Idaho Consolidated Metals Corp.                                     Statement 2a
(An Exploration Stage Company)
Consolidated Statements of Changes in Shareholders' Equity
U.S. Funds


                                                                          Equity           Deficit
                                                                       Component       Accumulated
                                           Common  Shares                     of        During the
                                  -----------------------------      Convertible       Exploration
                                       Shares            Amount       Securities             Stage             Total
                                  ------------  ----------------  ---------------  ----------------  ----------------
Balance at inception                         2  $              2  $             -  $              -  $              2
    (September 15, 1988)
  Issuance of shares for cash
     ($0.21 per share)                 288,000            60,352                -                 -            60,352
  Loss for the period                        -                 -                -            (1,835)           (1,835)
                                  ------------  ----------------  ---------------  ----------------  ----------------
Balance - December 31, 1988            288,002            60,354                -            (1,835)           58,519
  Issuance of shares for cash
     ($0.21 per share)                 372,000            79,747                -                 -            79,747
  Loss for the year                          -                 -                -           (18,799)          (18,799)
                                  ------------  ----------------  ---------------  ----------------  ----------------
Balance - December 31, 1989            660,002           140,101                -           (20,634)          119,467
  Issuance of shares for cash
     ($0.05 per share)                 966,000            51,414                -                 -            51,414
  Loss for the year                          -                 -                -           (53,953)          (53,953)
                                  ------------  ----------------  ---------------  ----------------  ----------------
Balance - December 31, 1990          1,626,002           191,515                -           (74,587)          116,928
  Issuance of shares for cash
     ($0.48 per share), net of
     $37,555 of issuance costs         750,000           322,793                -                 -           322,793
  Exercise of warrants ($0.57
    per share)                         550,000           311,955                -                 -           311,955
  Exercise of options ($0.48
    per share)                          30,000            14,398                -                 -            14,398
  Issuance of shares for
    property rights ($0.48 per
    share)                              70,000            33,595                -                 -            33,595
  Loss for the year                          -                 -                -          (150,464)         (150,464)
                                  ------------  ----------------  ---------------  ----------------  ----------------
Balance - December 31, 1991          3,026,002           874,256                -          (225,051)          649,205
  Issuance of shares for
     exercise of options ($0.43
     per share)                         55,000            23,633                -                 -            23,633
  Issuance of shares for
    property rights ($1.09 per
    share)                             700,000           765,625                -                 -           765,625
  Loss for the year                          -                 -                -          (244,310)         (244,310)
                                  ------------  ----------------  ---------------  ----------------  ----------------
Balance - December 31, 1992          3,781,002         1,663,514                -          (469,361)        1,194,153
  Issuance of shares for cash
     in May and August ($0.97
     per share)                        166,330           161,173                -                 -           161,173
  Issuance of shares for cash
    in December ($1.55 per

    share)                             280,212           433,350                -                 -           433,350
  Loss for the year                          -                 -                -          (180,570)         (180,570)
                                  ------------  ----------------  ---------------  ----------------  ----------------
Balance - December 31, 1993          4,227,544         2,258,037                -          (649,931)        1,608,106
  Issuance of shares for
     exercise of options ($0.68
     per share)                        212,500           143,523                -                 -           143,523
  Issuance of shares for
    exercise of warrants ($2.19
    per share)                         270,000           591,240                -                 -           591,240
  Issuance of shares for
    equipment and process
    ($1.25 per share)                  600,000           750,000                -                 -           750,000
  Loss for the year                          -                 -                -          (641,466)         (641,466)
                                  ------------  ----------------  ---------------  ----------------  ----------------
Balance - December 31, 1994          5,310,044  $      3,742,800  $             -  $     (1,291,397) $      2,451,403
=====================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

Idaho Consolidated Metals Corp.                                     Statement 2b
(An Exploration Stage Company)
Consolidated Statements of Changes in Shareholders' Equity
U.S. Funds

                                                                           Equity           Deficit
                                                                        Component       Accumulated
                                            Common Shares                     of        During the
                                     ---------------------------      Convertible       Exploration
                                      Shares              Amount       Securities             Stage             Total
                                     ---------  ----------------  ---------------  ----------------  ----------------
Balance - December 31, 1994          5,310,044  $      3,742,800  $             -  $     (1,291,397) $      2,451,403
  Issuance of shares for cash
     ($1.50 per share)                 628,264           942,396                -                 -           942,396
  Issuance of shares for
    exercise of warrants ($2.23
    per share)                          30,000            66,900                -                 -            66,900
  Loss for the year                          -                 -                -          (556,503)         (556,503)
                                     ---------  ----------------  ---------------  ----------------  ----------------
Balance - December 31, 1995          5,968,308         4,752,096                -        (1,847,900)        2,904,196
  Issuance of shares for cash
     in May ($1.50 per share)          100,000           150,000                -                 -           150,000
  Issuance of shares for cash
    in June ($1.75 per share)          755,900         1,322,825                -                 -         1,322,825
  Issuance of shares for
    exercise of options ($1.32
    per share)                          30,000            39,520                -                 -            39,520
  Loss for the year                          -                 -                -        (1,294,351)       (1,294,351)
                                     ---------  ----------------  ---------------  ----------------  ----------------
Balance - December 31, 1996          6,854,208         6,264,441                -        (3,142,251)        3,122,190
  Issuance of shares for
     resource property in March
     ($0.83 per share)                 125,000           104,000                -                 -           104,000
  Issuance of shares for
    resource property in
    September ($0.65 per share)        125,000            81,250                -                 -            81,250
  Issuance of shares for debt
    settlement in September

    ($0.53 per share)                  567,209           299,842                -                 -           299,842
  Issuance of shares for cash
    in November ($0.43 per

    share)                           1,763,233           759,060                -                 -           759,060
  Loss for the year                          -                 -                -        (1,724,219)       (1,724,219)
                                     ---------  ----------------  ---------------  ----------------  ----------------
Balance - December 31, 1997          9,434,650         7,508,593                -        (4,866,470)        2,642,123
  Equity component on issuance
    of convertible securities                -                 -          249,862                 -           249,862
  Loss for the year                          -                 -                -        (2,396,731)       (2,396,731)
                                     ---------  ----------------  ---------------  ----------------  ----------------
Balance - December 31, 1998          9,434,650  $      7,508,593  $       249,862  $     (7,263,201) $        495,254
=====================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

Idaho Consolidated Metals Corp.                                     Statement 2c
(An Exploration Stage Company)
Consolidated Statements of Changes in Shareholders' Equity
U.S. Funds

                                                                           Equity           Deficit
                                                                        Component       Accumulated
                                            Common Shares                      of        During the
                                    ----------------------------      Convertible       Exploration
                                       Shares            Amount       Securities             Stage             Total
                                    ----------  ----------------  ---------------  ----------------  ----------------
Balance - December 31, 1998          9,434,650  $      7,508,593  $       249,862  $     (7,263,201) $        495,254
  Equity component on issuance
    of convertible securities                -                 -           42,222                 -            42,222
  Issuance of shares on
    conversion of convertible
    securities in January

    ($0.21 per share)                  546,154           113,108          (13,108)                -           100,000
  Issuance of shares on
    conversion of convertible
    securities in March ($0.21
    per share)                         600,769           124,419          (14,419)                -           110,000
  Issuance of shares for cash
    in March ($0.10 per share)       2,000,000           200,000                -                 -           200,000
  Issuance of shares on
    conversion of convertible
    securities in May ($0.18
    per share)                         932,608           169,585          (19,585)                -           150,000
  Issuance of shares for cash
    on exercise of warrants in
    June ($0.10 per share)             570,000            57,000                -                 -            57,000
  Issuance of shares for cash
    on exercise of warrants
    related to convertible
    securities in June ($0.23
    per share)                       1,146,923           268,494          (27,527)                -           240,967
  Issuance of shares on
    conversion of convertible
    securities in August ($0.13
    per share)                       2,227,941           283,419          (33,419)                -           250,000
  Issuance of shares for cash
    on exercise of warrants
    related to convertible
    securities in August ($0.13)     2,227,941           286,045          (33,419)                -           252,626
  Issuance of shares on
    conversion of convertible
    securities in September

    ($0.14 per share)                3,639,528           502,511          (65,511)                -           437,000
  Issuance of shares for cash
    on exercise of warrants
    related to convertible
    securities in September

    ($0.12 per share)                1,172,847           140,311          (21,111)                -           119,200
  Issuance of shares for cash
    on exercise of options in
    October ($0.18 per share)           40,000             7,072                -                 -             7,072
  Issuance of shares for cash
    on exercise of warrants
    related to convertible
    securities in December

    ($0.19 per share)                  766,480           143,797          (13,797)                -           130,000
  Loss for the year                          -                 -                -        (1,010,626)       (1,010,626)
                                    ----------  ----------------  ---------------  ----------------  ----------------
Balance - December 31, 1999         25,305,841  $      9,804,354  $        50,188  $     (8,273,827) $      1,580,715
=====================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

Idaho Consolidated Metals Corp.                                      Statement 3
(An Exploration Stage Company)
Consolidated Statements of Operations
U.S. Funds

                                                                                                     Cumulative from
                                                                                                           Inception
                                                                                                       (September 15,
                                                           Year Ended December 31                      1988) through
                                         -------------------------------------------------------         December 31,
                                                      1999               1998               1997                1999
                                         -----------------   ----------------   ----------------   ------------------
Revenue
    Property option receipts             $               -   $              -   $        165,000   $          165,000
    Cost of property options                             -                  -            (72,588)             (72,588)
                                         -----------------   ----------------   ----------------   ------------------
                                                         -                  -             92,412               92,412
    Interest                                         3,838              6,016              5,627               56,114
    Other income                                    34,114                  -                  -               34,114
                                         -----------------   ----------------   ----------------   ------------------
                                                    37,952              6,016             98,039              182,640
                                         -----------------   ----------------   ----------------   ------------------
Operating Expenses
    General and administrative                     736,033            562,557            830,681            4,604,811
    Write-off processing equipment and
      related costs                                      -                  -          1,017,883            1,437,323
    Abandonment of property rights                  23,290          1,705,167            345,622            2,279,177
    Loss on disposal of equipment                        -                  -                  -                4,576
    Interest costs                                 289,255            135,023             58,502              620,809
    Less interest capitalized                            -                  -            (27,346)             (87,145)
                                         -----------------   ----------------   ----------------   ------------------
                                                 1,048,578          2,402,747          2,225,342            8,859,551
                                         -----------------   ----------------   ----------------   ------------------
Loss Before the Following                        1,010,626          2,396,731          2,127,303            8,676,911
    Gain on settlement of lawsuit
      (Note 8)                                           -                  -            223,946              223,946
    Gain on settlement of debt (Note 9)                  -                  -            179,138              179,138
                                         -----------------   ----------------   ----------------   ------------------
Net Loss for the Year                    $       1,010,626   $      2,396,731   $      1,724,219   $        8,273,827
=====================================================================================================================
Net Loss per Share - Basic and Diluted   $            0.06   $           0.25   $           0.23
================================================================================================
Weighted Average Shares - Basic and
    Diluted                                     16,692,843          9,434,650          7,446,141
================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.
Idaho Consolidated Metals Corp.                                     Statement 4a
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
U.S. Funds

                                                                                                     Cumulative from
                                                                                                           Inception
                                                                                                       (September 15,
                                                           Year Ended December 31                      1988) through
                                          -------------------------------------------------------        December 31,
                                                     1999                1998               1997                1999
                                          ----------------   -----------------  -----------------   ----------------
Operating Activities
  Net loss for the year                   $     (1,010,626)  $      (2,396,731) $      (1,724,219)  $     (8,273,827)
  Adjustments to reconcile loss to net
     cash used by operating activities
     Amortization                                    7,012               9,104             12,577             55,224
     Amortization of interest discount             220,901              56,812                  -            277,713
     Gain on settlement of lawsuit                       -                   -           (223,946)          (223,946)
     Gain on settlement of debt                          -                   -           (179,138)          (179,138)
     Loss on disposal of equipment                       -                   -                  -              4,576
     Write-off of inventory and
       equipment                                         -                   -          1,017,883          1,433,137
     Abandonment and sale of property
       rights                                       23,290           1,705,167            418,210          2,351,765
     Change in:
       Inventory                                         -                   -                  -           (164,416)
       Other assets                                 (2,907)              1,925             (1,238)            (4,970)
       Accounts payable - related
         parties                                   238,972             (52,305)           141,504            693,155
       Other accounts payable                       56,581              73,134             17,850            582,722
                                          ----------------   -----------------  -----------------   ----------------
  Net cash used in operating activities           (466,777)           (602,894)          (520,517)        (3,448,005)
                                          ----------------   -----------------  -----------------   ----------------
Investing Activities
  Property rights, plant and equipment
     Acquisition costs                            (258,423)            (75,671)          (105,585)        (1,596,541)
     Exploration costs                            (422,594)            (82,763)          (268,857)        (2,336,190)
     Proceeds from sale of option on
       property                                          -                   -                  -             50,000
     Proceeds on sale of equipment                   4,000                   -                  -              4,000
     Deposit on property rights                          -                   -                  -           (100,000)
  Cash in trust                                     50,000                   -            (50,000)                 -
  Purchase of investment for
     reclamation bond                                8,000                   -             (5,000)           (82,000)
                                          ----------------   -----------------  -----------------   ----------------
  Net cash used in investing activities           (619,017)           (158,434)          (429,442)        (4,060,731)
                                          ----------------   -----------------  -----------------   ----------------

The accompanying notes are an integral part of the consolidated financial statements.

Idaho Consolidated Metals Corp.                                     Statement 4b
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
U.S. Funds

                                                                                                      Cumulative from
                                                                                                           Inception
                                                                                                       (September 15,
                                                                                                        1988) through
                                                           Year Ended December 31                        December 31,
                                                      1999                1998               1997                1999
                                           ----------------   -----------------  -----------------   -----------------
Financing Activities
  Proceeds from note payable to bank       $              -   $               -  $               -   $          35,408
  Repayments on note payable to bank                      -                   -            (22,173)            (35,408)
  Proceeds from related party notes
     payable                                         72,778             687,138             24,815           1,569,731
  Repayments on related party notes
     payable                                         (4,528)           (254,150)                 -            (802,275)
  Net proceeds from issuance of
     convertible securities                          42,222             249,862                  -             292,084
  Net proceeds from sale of common stock          1,006,865                   -            759,060           6,481,146
                                           ----------------   -----------------  -----------------   -----------------
  Net cash provided by financing
     activities                                   1,117,337             682,850            761,702           7,540,686
                                           ----------------   -----------------  -----------------   -----------------

Net Increase (Decrease) in Cash and

  Cash Equivalents                                   31,543             (78,478)          (188,257)             31,950
  Cash and cash equivalents - Beginning
     of period                                          407              78,885            267,142                   -
                                           ----------------   -----------------  -----------------   -----------------
Cash and Cash Equivalents - End of Period  $         31,950   $             407  $          78,885   $          31,950
======================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

Idaho Consolidated Metals Corp.                                     Statement 4c
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
U.S. Funds

                                                                                                      Cumulative from
                                                                                                            Inception
                                                                                                        (September 15,
                                                                                                        1988) through
                                          -------------------------------------------------------         December 31,
                                                     1999                1998               1997                 1999
                                          ----------------   -----------------  -----------------   -----------------
Supplemental Disclosures of Cash Flow
  Information:
    Cash paid during the period for
      interest, net of amount
      capitalized                         $         14,122   $         101,703  $          12,953   $         144,770
=====================================================================================================================
Schedule of Non-Cash Investing and
  Financing Activities:

    Deposit used to acquire property
      rights                              $              -   $               -  $               -   $         100,000
    Debt incurred for equipment and
      process rights                                     -                   -                  -              80,000
    Common stock issued for property
      rights                                             -                   -            185,250             984,470
    Common stock issued for equipment
      and process rights                                 -                   -                  -             750,000
    Common stock issued upon conversion
      of accounts payable to related
      parties                                            -                   -            172,145             172,145
    Common stock issued upon conversion
      of other accounts payable                          -                   -             86,923              86,923
    Common stock issued for conversion
      of notes payable to shareholders           1,047,000                   -             40,774           1,087,774
    Conversion of accounts payable to
      notes payable                                      -                   -                  -             225,000
    Share subscriptions receivable                       -                   -                  -              34,150
    Common stock issued for conversion
      on convertible securities                    241,896                   -                  -             241,896

The accompanying notes are an integral part of the consolidated financial statements.

Idaho Consolidated Metals Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 1999 and 1998
U.S. Funds
--------------------------------------------------------------------------------

1.   The Company and Basis of Presentation of Consolidated Financial Statements

     Idaho Consolidated Metals Corp. (the Company) was incorporated in British Columbia, Canada on September 15, 1988 to engage in mineral exploration, development and processing. The Company is presently in the exploration stage as revenue-producing activities have not commenced. The Company's consolidated financial statements have been prepared in accordance with generally accepted accounting principles as practiced in Canada and are stated in U.S. dollars.

     During 1996, the Company established a wholly owned subsidiary, Idaho Consolidated Metals International, Ltd. (ICMI) in the British Virgin Islands. ICMI does not have any operations as of December 31, 1999. All intercompany accounts and transactions have been eliminated in consolidation.

     These consolidated financial statements have been prepared assuming the Company will continue as a going concern and be able to realize assets and liquidate liabilities in the normal course of business. Since its inception, the Company has incurred significant losses during the exploration stage and at December 31, 1999 has a net working capital deficiency of approximately $611,000. These factors, along with the uncertainties regarding the Company's ability to obtain necessary financing to develop its properties and to successfully develop economic ore reserves on these properties and realize profitable production levels or proceeds from their disposition, raise substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

     Management of the Company continues to seek additional sources of financing to fund its ongoing capital needs and mitigate its working capital deficiency. The Company is presently considering additional funding sources including the sale of its common stock. Additionally, the Company is seeking additional joint venture partners to assist in the exploration and development of certain of its other properties. There can be no assurance that the Company will be successful in obtaining additional funds or in locating suitable joint venture partners to assist in the exploration and development of its mineral properties.
--------------------------------------------------------------------------------
2.   Significant Accounting Policies

     a)  Property Rights, Plant and Equipment

         Property rights, plant and equipment are stated at the lower of cost (or the predecessor's cost basis if acquired from an affiliate) or estimated net realizable value. Maintenance, repairs and renewals are charged to operations. Major betterments are capitalized. When assets are retired or sold, the costs and related accumulated depreciation and amortization are eliminated and any resulting gain or loss is reflected in operations. Proceeds received from the sale of any interest in the property will first be credited against the carrying value of the property with any excess included in operations for the period.

Idaho Consolidated Metals Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 1999 and 1998
U.S. Funds
--------------------------------------------------------------------------------
2.   Significant Accounting Policies - Continued

     a)  Property Rights, Plant and Equipment - Continued

         The Company is in the process of exploring its mineral properties and has not yet determined whether these properties contain ore reserves that are economically recoverable.

         Acquisition, development and exploration costs are capitalized on an individual property basis until such time as an economic ore body is defined or the property is abandoned. Capitalized costs associated with a producing property will be amortized on a unit-of-production method based on the estimated life of the ore reserves while costs for abandoned properties are written off in the period in which a decision is made to abandon such property. During the years ended December 31, 1999, 1998 and 1997, the Company abandoned certain properties and, therefore, wrote off approximately $23,000, $1,705,000 and $346,000, respectively, of costs which had previously been capitalized.

         Amortization of furniture and fixtures is based on the estimated lives of the assets using accelerated methods. No amortization is recorded for buildings and equipment, as the assets are no longer in use. Accordingly, buildings and equipment have been recorded at their estimated net realizable value. During the year ended December 31, 1997 the building, equipment and related costs were written down approximately $1,018,000.

         Management periodically reviews and obtains independent geologist reports in determining if adjustments to the carrying values of each of its mineral properties, on a property-by-property basis, are required to record those properties at net realizable value. The ultimate recoverability of the amounts capitalized for the mineral properties is dependent upon the delineation of economically recoverable ore reserves, the Company's ability to obtain the necessary financing to complete their development and realize profitable production or proceeds from the disposition thereof. Management's estimates of recoverability of the Company's investment in various projects have been based on current conditions. However, it is reasonably possible that changes could occur in the near term which could adversely affect management's estimates and may result in future write-downs of capitalized property carrying values.

         Title to mineral properties involves inherent risks due to the difficulties of determining the validity of certain claims as well as the potential for problems arising from the frequently unreliable conveyancing history characteristics of many mineral properties. The Company has investigated title to all of its mineral properties and, to the best of its knowledge, all of its properties are in good standing.

Idaho Consolidated Metals Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 1999 and 1998
U.S. Funds
--------------------------------------------------------------------------------
2.   Significant Accounting Policies - Continued

     b)  Cash and Cash Equivalents

         For purposes of reporting cash flows, the Company considers cash and cash equivalents to include amounts held in banks and highly liquid investments with remaining maturities at point of purchase of three months or less. Restricted investments represent certificates of deposit which were purchased for reclamation bond requirements. The Company places its cash and cash investments with institutions of high-credit worthiness. At times, such investments may be in excess of federal insurance limits.

     c)  Net Loss Per Common Share

         Net loss per share-basic is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Net loss per share-diluted is computed by increasing the weighted-average number of common shares outstanding by the additional common shares that would have been outstanding if the dilutive potential common shares had been issued. Due to the losses incurred during the years ended December 31, 1999, 1998, and 1997, the dilutive securities (stock options, warrants and convertible promissory notes payable) of 6,826,042, 15,956,539 and 2,806,183, respectively, have been excluded from the computation as their effect would be anti-dilutive.

     d)  Foreign Currency Translation

         The accounts of the Company's Canadian operations have been translated into U.S. dollars as follows:

         i)  Monetary assets and liabilities at year-end rates,

        ii)  All other assets and liabilities at historical rates, and

       iii) Revenue and expense and exploration and development items at the average rate of exchange prevailing during the year.

     e)  Management's Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates.

     f)  Financial Instruments

         The Company allocates convertible security instruments, including their component parts, as a liability or as equity in accordance with the substance of the related contractual arrangement. The fair value of the equity component is estimated on the inception of the related contractual obligation using the Black-Scholes option-pricing model.

     g)  Stock Option Plan

         The Company has a stock option plan described in Note 5. No compensation expense is recognized for this plan when share options are issued pursuant to the plan. Consideration paid for shares on exercise of the stock options is credited to share capital.

Idaho Consolidated Metals Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 1999 and 1998
U.S. Funds
--------------------------------------------------------------------------------
3.   Property Rights, Plant and Equipment

     Following are the major components of property rights, plant and equipment:

                                                 1999                   1998
                                   -------------------------------------------
Mining property rights             $        1,625,140    $           971,670
Building and equipment, including
  capitalized interest of $87,145
  and $87,145                                 469,285                473,285
Furniture and fixtures                         67,254                 62,997
                                   -------------------------------------------
                                            2,161,679              1,507,952
Less:  Accumulated depreciation               (48,765)               (41,753)
                                   -------------------------------------------
                                   $        2,112,914    $         1,466,199
                                   -------------------------------------------

    The details by major area of interest of the Company's investments in mining property rights are as follows:

                                               1999
                               -------------------------------------
                                Acquisition   Exploration      Total       1998
                               ------------------------------------------------
Stillwater Complex, Montana    $    205,065  $    382,608    587,673  $       -
Petsite Project, Idaho              103,836       212,942    316,778    316,778
Deadwood Project, Idaho               3,601             -      3,601          1
Buffalo Gulch Property, Idaho       270,182       383,114    653,296    600,175
Other properties                     32,913        30,879     63,792     54,716
                               ------------------------------------------------
                               $    615,597  $  1,009,543  1,625,140  $ 971,670

     A number of the properties are located within the Nez Perce National Forest, on land administered by the U.S. Forest Service. Permits must be obtained for all exploration and development work to be carried out on these properties. There can be no assurances that the Company will be able to obtain all necessary permits in order to place its mineral properties into production.

     Following is a summary of the agreements associated with the Company's major mineral property projects and acquisition of its mineral rights.

Idaho Consolidated Metals Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 1999 and 1998
U.S. Funds
--------------------------------------------------------------------------------
3.   Property Rights, Plant and Equipment - Continued

     a)  Stillwater Complex, Montana

             During 1999, the Company staked and filed a large number of claims in the Stillwater area of Montana. The Company also entered into a Tri-Party Lease and Purchase Option dated July 16, 1999 with two non-related parties covering 27 unpatented mining claims located in Sweetgrass County, Montana. The lease, which received regulatory approval on April 4, 2000, is for 5 years with 5 successive one year renewal terms, requires the following during the initial 5 year term:

                                                                  Cumulative
                                                         Issue    Exploration
                                    Cash Payment         Shares   Expenditures
-----------------------------------------------------------------------------
On signing                        $     19,500 paid
On receipt of regulatory approval
  (Issued April 5, 2000)                               150,000
By June 10, 2000                                                   $   50,000
By July 16, 2000                                       200,000
By June 10, 2001                                                      120,000
By July 16, 2001                                       200,000
By June 10, 2002                                                      210,000
By July 16, 2002                                       375,000
By July 16, 2003                                       575,000

         Each successive year, after the initial 5 year term, would require a cash payment of $50,000 and annual exploration expenditure of $250,000.

         The Company has a purchase option of $5,000,000 plus a non-transferable share purchase warrant for 110% of the shares not yet issued for the unexpired portion of the lease term, at the prevailing market price and for a minimum 5 year exercise term. Such purchase option must be exercised if the property is placed into commercial production. Upon exercise of the purchase option one of the vendors will retain a 0.25% net smelter return. The vendor retains the right to refuse the purchase and to participate in a joint venture with up to a maximum interest of 40%.

     b)  Petsite Project, Idaho

         By an agreement dated May 20, 1996, the Company granted Cyprus Gold Exploration Corporation (Cyprus) the right to participate in a joint venture to earn up to a 70% working interest in certain unpatented mineral claims located in Idaho County, Idaho. During 1998, Cyprus assigned its interest in the joint venture to Kinross Gold, U.S.A., Inc. (Kinross).

         Kinross has earned its 70% working interest in the project by:

         o Making a cash payment of $50,000 to the Company on execution of the agreement (completed).

         o Contributing to the joint venture certain of its unpatented mineral claims in the area of the joint venture (completed).

         o Completing $1,500,000 of cumulative exploration and development expenditures by May 20, 2000 (completed by December 31, 1997).

         o Maintaining the unpatented claims within the project during the earn-in period.

Idaho Consolidated Metals Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 1999 and 1998
U.S. Funds
--------------------------------------------------------------------------------
3.   Property Rights, Plant and Equipment - Continued

     b)  Petsite Project - Continued

         On February 23, 1998, the joint venture partner notified the Company that it had completed its earn-in of the 70% interest with initial deemed expenditures of $1,500,000 by Kinross and $642,857 by the Company for purposes of future joint venture contributions or dilution calculations.

         During 1998, the Company elected to participate in the joint venture and be carried by Kinross. The Company's carried share is treated as a loan and bears interest at bank prime plus 2% compounded quarterly. The principal together with accrued interest is only repayable from 85% of the Company's share of the proceeds of production or from its share of proceeds on sale of the joint venture property, if any, and therefore is not recorded as a liability. Should the Company's share of any such proceeds be insufficient to repay the loan then the balance shall be forgiven. Such loan is collateralized by the Company's interest in the joint venture.

         To December 31, 1999, Kinross has completed $525,161 of exploration and development expenditures during the joint venture phase of the project. The Company's carried share of these expenditures amounts to $157,548.

         The underlying Company claims are the Petsite Property and the Friday Property.

         Petsite Property

         The Company originally acquired these unpatented lode mining claims for cash in the amount of $10,000 during 1989, cash in the amount of $10,000 during 1991 and the issuance of 20,000 common shares during 1991 at a deemed price of $9,599. The optionor retained a 5% net profits interest in the claims. The President of the Company had a minority interest in the entity which controlled the Petsite Property. Accordingly, the Petsite Property has been carried in the consolidated financial statements at the lower of cost or the predecessor's cost basis.

         Friday Property

         By an agreement effective December 11, 1995, the Company acquired a lease on certain patented claims in Idaho for an initial term of 5 years from Idaho Gold Corporation (IGC). In order to obtain the lease, the Company shall:

         o Issue IGC 30,000 common shares on the closing date of the agreement (deemed $25,000).

         o     Issue IGC an additional 30,000 common shares by July 19, 1997.

         o Complete exploration and development expenditures of $135,000 by July 19, 2001.

         All of the above requirements have been completed.

         IGC retains a 3% net smelter royalty to a maximum of $1,000,000. IGC has also been granted an option, expiring July 19, 2001, to reacquire a 49% interest in the property by paying to the Company 115% of expenditures on the property from January 1, 1996 to the date of delivery of such payment. If IGC exercises the option, then a formal joint venture will be drawn and the 3% net smelter royalty will be terminated. The Company may purchase IGC's option to reacquire the 49% interest for Cdn $300,000. within 21 days of receipt of notice from IGC of its intention to reacquire.

Idaho Consolidated Metals Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 1999 and 1998
U.S. Funds
--------------------------------------------------------------------------------
3.   Property Rights, Plant and Equipment - Continued

     b)  Petsite Project - Continued

         Friday Property - Continued

         The Company is also responsible on an underlying agreement for a 3% net smelter royalty payable at $3,000 per quarter to a maximum of $300,000 covering certain claims within the property. As of December 31, 1999, a total of $168,000 advance royalty payments have been made and are currently funded by Kinross under this joint venture.

         Golden Eagle Property

         During 1998, all claims related to this property were dropped from the joint venture by Kinross. The Company elected to drop all of these claims due to the prevailing market conditions and notified Idaho Mining and Development Company (IMD) who held a 40% undivided interest in the property. The related acquisition, exploration and development costs of $332,077 were written-off in 1998.

     c)  Deadwood Project

         By an agreement dated June 13, 1997 and subsequent amendments, the Company granted Cyprus the right to participate in a joint venture to earn up to an 80% working interest in certain unpatented mineral claims located in Idaho County, Idaho. During 1998, Cyprus assigned its interest in the joint venture to Kinross.

         During 1999, the Company received notice from Kinross of its withdrawal from the joint venture prior to earning any interest in the property.

         Prior to withdrawing from the joint venture, Kinross completed the following:

         o Made a cash payment of $65,000 to the Company on execution of the agreement (completed in 1997).

         o Deposited in trust $50,000 which was released to the Company during 1999 upon resolution of the title issues on the Golden Eagle Property (completed in 1999).

         o Made a cash payment of $50,000 to the Company by December 13, 1997 (completed in 1997).

         o Contributed to the joint venture certain of its unpatented mineral claims in the area of the joint venture (completed in 1997).

         o Completed $305,344 of cumulative exploration and development expenditures to the termination of the joint venture.

         The underlying Company claims are the Deadwood Property.

Idaho Consolidated Metals Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 1999 and 1998
U.S. Funds
--------------------------------------------------------------------------------
3.   Property Rights, Plant and Equipment - Continued

     c)  Deadwood Project - Continued

         Deadwood Property

         By an agreement effective December 11, 1995, the Company acquired a lease on certain unpatented claims in Idaho for an initial term of five years from IGC. In order to obtain the lease, the Company shall:

         o Issue IGC 35,000 common shares on the closing date of the agreement.

         o     Issue IGC an additional 35,000 common shares by July 19, 1997.

         o Complete exploration and development expenditures of $135,000 by July 19, 2001.

         All of the above requirements have been completed.

         IGC retains a 3% net smelter royalty to a maximum of $2,000,000. IGC has also been granted an option, expiring July 19, 2001, to reacquire a 49% interest in the property by paying to the Company 115% of expenditures on the property from January 1, 1996 to the date of delivery of such payment. If IGC exercises the option, then a formal joint venture will be drawn and the 3% net smelter royalty will be terminated. The Company may purchase IGC's option to reacquire the 49% interest for Cdn $100,000. within 21 days of receipt of notice from IGC of its intention to reacquire.

         The Company is also responsible on certain underlying agreements for:

         o A 3% net smelter royalty payable at $3,000 per quarter to a maximum of $300,000 covering certain claims within the property known as the Deadwood claims. As of December 31, 1999, a total of $168,000 of advance royalty payments have been made and are currently being paid by Kinross pursuant to the Petsite Project-Friday Property upon which this agreement also underlies.

         o A 3% net smelter royalty payable at $6,000 per quarter to a maximum of $500,000 covering certain claims within the property known as the Orogrande claims. As of December 31, 1999, a total of $312,000 of advance royalty payments have been made.

     d)  Buffalo Gulch Property

         By an agreement effective December 11, 1995, the Company acquired a lease on certain unpatented claims in Idaho for an initial term of five years from IGC. In order to obtain the lease, the Company shall:

         o Issue IGC 60,000 common shares on the closing date of the agreement (deemed $50,000).

         o Issue IGC an additional 60,000 common shares by July 19, 1997 (deemed $39,000).

         o Complete exploration and development expenditures of $310,000 by July 19, 2001.

         All of the above requirements have been completed.

         IGC retains a 3% net smelter royalty to a maximum of $3,000,000. IGC has also been granted an option, expiring July 19, 2001, to reacquire a 49% interest in the property by paying to the Company 115% of expenditures on the property from January 1, 1996 to the date of delivery of such payment. If IGC exercises the option, then a formal joint venture will be drawn and the 3% net smelter royalty will be terminated. The Company may purchase IGC's option to reacquire the 49% interest for Cdn $300,000. within 21 days of receipt of notice from IGC of its intention to reacquire.

         The Company is also responsible on three underlying agreements as follows:

Idaho Consolidated Metals Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 1999 and 1998
U.S. Funds
--------------------------------------------------------------------------------
3.   Property Rights, Plant and Equipment - Continued

     d)  Buffalo Gulch Property - Continued

         Black Bear Agreement

         By an agreement dated August 1, 1996, the Company renegotiated an underlying agreement related to the property by making cash payments of $6,900 prior to December 31, 1996 and $2,400 by April 1, 1997. The Company must, at its option, make staged quarterly payments to a cumulative total of $120,000 as follows:

         o     $2,400 per quarter commencing August 1, 1997 (paid).

         o     $3,600 per quarter commencing August 1, 1998 (paid to date).

         o     $4,800 per quarter commencing August 1, 1999 (amended).

         o     $6,000 per quarter commencing August 1, 2000 (amended).

         o     $7,200 per quarter commencing August 1, 2001 (amended).

         o     A final payment of $24,000 by July 31, 2002.

         The Company must also complete a minimum of $3,000 annually in exploration and development expenditures on the property.

         By an amendment dated August 11, 1999, the Company reduced its staged quarterly payments to $600 per quarter effective August 1, 1999. The future quarterly payments increase to $1,000 per quarter should the price of gold increase to $325 per ounce and the regular payments are re-established should the price of gold reach $375 per ounce.

         Whiskey Jack Agreement

         By an agreement dated August 29, 1998, the Company was granted an option to acquire a 100% working agreement interest in certain upatented mineral claims in Idaho. In order to complete the option, the Company shall, at its option, make quarterly payments to a cumulative total of $65,000 as follows:

         o     $1,000 per quarter commencing July 1, 1998 (paid to date).

         o     $1,400 per quarter commencing July 1, 1999 (amended).

         o     $1,800 per quarter commencing July 1, 2000 (amended).

         o     $2,000 per quarter commencing July 1, 2001 (amended).

         o     $2,400 per quarter commencing July 1, 2002 (amended).

         o     A final payment of $30,600 by July 1, 2003.

         The Company must also complete a minimum of $1,000 annually in exploration and development expenditures on the property.

         The agreement supersedes the Company's assumption of an agreement dated July 1, 1998 with the optionor under which a total of $23,400 was paid.

         By an amendment dated June 11, 1999, the Company reduced its staged quarterly payments to $400 per quarter effective July 1, 1999. The future quarterly payments increase to $800 per quarter should the price of gold increase to $325 per ounce and the regular payments are re-established should the price of gold reach $375 per ounce.

Idaho Consolidated Metals Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 1999 and 1998
U.S. Funds
--------------------------------------------------------------------------------
3.   Property Rights, Plant and Equipment - Continued

     d)  Buffalo Gulch Property - Continued

         Gray Estates Agreement

         The Company has assumed the obligation of an underlying agreement dated May 21, 1984 which requires quarterly advance royalty payments of $6,000 or a 5% net smelter royalty upon commencement of commercial production, to a maximum of $500,000. As of December 31, 1999, a total of $372,000 of advance royalty payments have been made.

         The Company has also entered into the following agreement on a contiguous property:

         Gallaugher Property

         By an agreement dated September 5, 1996, the Company was granted an option to acquire a 100% working interest in certain unpatented mineral claims in Idaho. In order to complete the option, the Company shall, at its option, make staged quarterly payments to a cumulative total of $150,000 as follows:

         o     $2,400 per quarter commencing March 5, 1997 (paid).

         o     $3,600 per quarter commencing March 5, 1998 (amended).

         o     $4,800 per quarter commencing March 5, 1999 (amended).

         o     $6,000 per quarter commencing March 5, 2000 (amended).

         o     $7,200 per quarter commencing March 5, 2001 (amended).

         o     A final payment of $54,000 by March 5, 2002 (amended).

         A third party receives a 10% finder's fee deducted from all option payments made by the Company to the optionor.

         By an amendment dated May 20, 1999, the Company retroactively reduced its staged quarterly payments to $500 per quarter effective from the June 5, 1998 payment. The future quarterly payments increase to $1,200, $1,800 and $4,800 per quarter, respectively, should the price of gold increase to $325, $350 and $400 per ounce, respectively. The balloon payment at the end of the term has been extended to March 5, 2007.

     e)  Other Properties

         Mineral Zone Property

         By an agreement dated December 1, 1995, subject to regulatory approval, the Company agreed to acquire a property located in the Elk City Mining District, Idaho County, Idaho from two shareholders of the Company. Regulatory approval of this agreement was held in abeyance by the regulatory authorities pending resolution of legal disputes with IMD. During 1997, the Company restaked the property due to title concerns over certain claims covered by the December 1, 1995 agreement.

Idaho Consolidated Metals Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 1999 and 1998
U.S. Funds
--------------------------------------------------------------------------------
3.   Property Rights, Plant and Equipment - Continued

     e)  Other Properties - Continued

         Mineral Zone Property - Continued

         Pursuant to the terms of a Global Settlement Agreement, reached in 1997, the Company terminated the agreement dated December 1, 1995 and the parties agreed to enter into a new agreement by which the Company would purchase the property from IMD and Mr. D. Steiner, the Company's president and director, based upon a price to be determined by a mutually agreed upon qualified appraiser.

         During 1998, IMD failed to provide proof of title and negotiations for purchase of the claims from IMD were terminated. During 1999, the Company reached a mutual agreement with Mr. Steiner to terminate negotiations for an agreement on his claims and accordingly the Company has written-off the cumulative resource property costs of $14,835.

         Other

         During 1998, the Company dropped the Tuxedo Property; Montana, Dean Mine and Mill Site, Nevada; Claim Blocks, Idaho; Eckert Hill Property, Idaho and the related acquisition, exploration and development costs of $205,907, $86,644, $417,832 ($274,672 - 1997) and $662,253 respectively were written-off.

         During 1997, the Company dropped the Mallard and Snowstorm Properties, Idaho and the related acquisition, exploration and development costs of $70,950 were written-off.

4.   Notes Payable to Shareholders

     Details of notes payable to shareholders are as follows at December 31, 1999 and 1998:

                                                                                  1999      1998
                                                                                --------  ---------
Uncollateralized note payable, due in monthly payments of $460 including        $  8,542  $  13,070
    interest at 9.0% per annum

Uncollateralized note payable, bearing interest at 9% per annum, due on
    demand                                                                         5,000      5,000

Convertible promissory note payable #1, uncollateralized, due on or before
    January 23, 2000, bearing interest at 9% per annum. During 1999, the lender elected to convert all of the principal amount of the loan advanced and then outstanding into 546,154 units at a conversion price of one unit for each
    Cdn $0.26 of indebtedness. Each unit consists of one common share and one non-transferable warrant with each warrant being
    exercisable at a price of $0.31 per share to January 23, 2000 (Note 5)             -    100,000

Convertible promissory note payable #2, uncollateralized, due on or before March
    31, 2000, bearing interest at 9% per annum. During 1999, the lender elected to convert all of the principal amount of the loan advanced and then outstanding into 600,769 units at a conversion price of one unit for each
    Cdn $0.26 of indebtedness. Each unit consists of one common share and one non-transferable warrant with each warrant being
    exercisable at a price of $0.31 per share to March 31, 2000 (Note 5)               -    110,000
                                                                                --------  ---------

Balance carried forward                                                         $ 13,542    228,070
                                                                                --------  ---------

Idaho Consolidated Metals Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 1999 and 1998
U.S. Funds
--------------------------------------------------------------------------------
4.   Notes Payable to Shareholders - Continued

                                                                                  1999       1998
                                                                                --------  ----------
Balance carried forward                                                         $ 13,542     228,070

Convertible promissory note payable #3, uncollateralized, due on or before May
    15, 2000, bearing interest at 9% per annum. During 1999, the lender elected to convert all of the principal amount of the loan advanced and then outstanding into 932,608 units at a conversion price of one unit for each
    Cdn $0.23 of indebtedness. Each unit consists of one common share and one non-transferable warrant with each warrant being exercisable at a
    price of $0.28 per share to May 15, 2000 (Note 5)                                  -     150,000

Convertible promissory note payable #4 uncollateralized, due on or before
    September 10, 2000, bearing interest at 9% per annum. During 1999, the lender elected to convert all of the principal amount of the loan advanced and then outstanding into 2,227,941 units. Each unit consists of one common share and one non-transferable warrant with each warrant being exercisable at a price of $0.17 per share until September 10, 1999
    (Note 5)                                                                           -    250,000

Convertible promissory note payable #5, uncollateralized, due on or before
    October 1, 2000, bearing interest at 9% per annum. During 1999, the lender elected to convert all of the principal amount of the loan advanced and then outstanding into 2,466,681 units. Each unit consists of one common share and one non-transferable warrant with each warrant being exercisable at a price
    of $0.25 per share to October 1, 2000 (Note 5)                                     -     322,000
                                                                                --------  ----------
                                                                                  13,542     950,070
Current portion                                                                   (9,952)     (9,527)
                                                                                --------  ----------
                                                                                   3,590     940,543
Equity component on issuance of convertible securities                                 -    (249,862)
                                                                                --------  ----------
                                                                                   3,590     690,681
Amortization of interest discount                                                      -      56,812
                                                                                --------  ----------
                                                                                $  3,590  $  747,493
                                                                                --------  ----------
     The principal payments on notes payable to shareholders become due as follows:
Year Ending December 31,                                                                      Amount
-------------------------------------------------------------------------------------- --- ----------
2000                                                                                   $       9,952
2001                                                                                           3,590
                                                                                --------  ---------
                                                                                       $      13,542
                                                                                --------  ---------

     During 1999, the Company issued convertible promissory note payable #6, in the amount of $115,000 uncollateralized, due on or before January 28, 2001, bearing interest at 9% per annum. During 1999, the lender elected to convert all of the principal amount of the loan advanced and then outstanding in to 1,172,847 units. Each unit consists of one common share and one non-transferable warrant with each warrant being exercisable at a price of $0.15 to January 28, 2000 (Note 5).

Idaho Consolidated Metals Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 1999 and 1998
U.S. Funds
--------------------------------------------------------------------------------
5.   Common Shares

     The Company has a stock option plan which covers its employees and directors. The options are granted for varying terms ranging from two to seven years and are immediately vested upon the date of grant. No compensation expense was recognized in connection with the stock option plan in 1999, 1998 or 1997. Following is a schedule of the activity pursuant to this stock option plan.

                                                   Exercise Price per
                                     Number             Share (Cdn $)  Expiry Date
--------------------------------------------------------------------------------------
Balance - December 31, 1994               -
     Options granted                250,000               $ 1.80       October 1999
                                  ----------------------------------------------------
Balance - December 31, 1995         250,000                 1.80       October 1999
     Options exercised              (30,000)                1.80
     Options granted                325,000                 3.30       May 2000
                                  ----------------------------------------------------
Balance - December 31, 1996         545,000                 1.80       October 1999 to
                                                         to 3.30       May 2000
     Options cancelled             (220,000)                1.80       October 1999
     Options cancelled             (325,000)                3.30       May 2000
     Options regranted              220,000                 1.15       October 1999
     Options regranted               55,000                 1.15       May 2000
     Options granted                410,000                 1.15       February 2001
     Options granted                150,000                 0.56       August 2001
     Options expired                (60,000)                1.15       October 1999
     Options expired               (110,000)                1.15       February 2001
                                  ----------------------------------------------------
                                                            0.56       October 1999 to
Balance - December 31, 1997         665,000              to 1.15       August 2001
     Options granted                 45,000                 0.26       April 2002
     Options expired                (50,000)                1.15       October 1999
     Options cancelled             (110,000)                1.15       October 1999
     Options cancelled              (55,000)                1.15       May 2000
     Options cancelled             (300,000)                1.15       February 2001
     Options cancelled             (150,000)                0.56       August 2001
     Options regranted              110,000                 0.26       October 1999
     Options regranted               55,000                 0.26       May 2000
     Options regranted              300,000                 0.26       February 2001
     Options regranted              150,000                 0.26       August 2001
     Options expired                (15,000)                0.26       April 2002
                                  ----------------------------------------------------
                                                                       October 1999 to
Balance - December 31, 1998         645,000                 0.26       April 2002
     Options exercised              (40,000)                0.26       October 1999
     Options expired                (70,000)                0.26       October 1999
     Options granted                465,000                 0.37       April 2004
                                  ----------------------------------------------------
                                                          $ 0.26       May 2000 to
Balance - December 31, 1999       1,000,000              to 0.37       April 2004
                                  ----------------------------------------------------

Idaho Consolidated Metals Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 1999 and 1998
U.S. Funds
--------------------------------------------------------------------------------
5.   Common Shares - Continued

     The Company repriced certain options issued during 1999 at an exercise price of $0.49 to $0.37 per option. As of December 31, 1999, all options are exercisable. At December 31, 1999 and 1998, the weighted average exercise price per option was $0.31 and $0.26, respectively. The weighted average remaining contractual life of the options was 2.7 years.

     Under U.S. GAAP, Statement of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation", establishes financial accounting and reporting standards for stock-based employee compensation plans. The statement encourages all entities to adopt a fair value based method of accounting, but allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." The disclosure only provisions of SFAS No. 123 are as follows:

                                                                      1999               1998              1997
                                                            ---------------   ----------------  ----------------
Loss U.S. basis before extraordinary items and cumulative
  effect of accounting change (Note 12)
     As reported                                            $     1,195,978   $      1,845,678  $      2,127,303
     Pro forma                                                    1,321,528          1,939,028         2,503,203
Loss per share U.S. basis before extraordinary items and
  cumulative effect of accounting change (Note 12)
     As reported                                            $          0.07   $           0.20  $           0.29
     Pro forma                                                         0.08               0.21              0.34
Net loss U.S. basis (Note 12)
     As reported                                            $     1,195,978   $      2,943,209  $      1,724,219
     Pro forma                                                    1,321,528          3,036,559         2,100,119
Net loss per share U.S. basis (Note 12)
     As reported                                            $          0.07   $           0.31  $           0.23
     Pro forma                                                         0.08               0.32              0.28

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:
                                                                      1999               1998              1997
                                                            ---------------   ----------------  ----------------
Expected dividend yield                                                0.00%              0.00%             0.00%
Expected stock price volatility                                      151.82%             87.74%            87.82%
Risk-free interest rate                                                5.00%              5.57%             6.05%
Expected life of options                                            2 years            2 years           2 years

     The weighted average grant-date fair value of options granted in 1999, 1998 and 1997 was $0.27, $0.17 and $0.76, respectively.

Idaho Consolidated Metals Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 1999 and 1998
U.S. Funds
--------------------------------------------------------------------------------
5.   Common Shares - Continued

     In connection with sales of common stock during 1994, 1995, 1996, 1997, 1998 and 1999, the Company has also issued warrants to acquire common stock. The warrant activity is as follows:

                                Number of         Price per
                                 Warrants             Share      Expiry Date
--------------------------------------------------------------------------------
Balance - December 31, 1993             -               $ -
     Warrants issued              300,000        $ 3.00 CDN      1995
     Warrants exercised          (270,000)         3.00 CDN
                                ----------------------------------------------
Balance - December 31, 1994        30,000          3.00 CDN      1995
     Warrants issued              168,900          2.00 U.S.     1997
     Warrants exercised           (30,000)         3.00 CDN
                                ----------------------------------------------
Balance - December 31, 1995       168,900         2.00 U.S.      1997
     Warrants issued              100,000         2.00 U.S.      1997
     Warrants issued              377,950         2.75 U.S.      1998
                                ----------------------------------------------
Balance - December 31, 1996       646,850         2.00 to      1997 to 1998
                                                  2.75 U.S.
     Warrants issued            1,763,233         0.70 CDN       2000
     Warrants expired            (168,900)        2.00 U.S.      1997
     Warrants expired            (100,000)        2.00 U.S.      1997
                                ----------------------------------------------
Balance - December 31, 1997     2,141,183       0.60 CDN to      1998 to 2000
                                                  2.75 U.S.
     Warrants expired            (377,950)        2.75 U.S.      1998
                                ----------------------------------------------
Balance - December 31, 1998     1,763,233          0.70 CDN      March 2000
     Warrants issued
      - Convertible note #1       546,154        $ 0.31 CDN      January 2000
      - Convertible note #2       600,769          0.31 CDN      March 2000
      - Convertible note #3       932,608          0.28 CDN      May 2000
      - Convertible note #4     2,227,941          0.17 CDN      September 1999
      - Convertible note #5     2,466,681          0.25 CDN      October 2000
      - Convertible note #6     1,172,847          0.15 CDN      January 2000
                                                   0.15 to       March 2000
      - Private placement       2,000,000          0.18 CDN      March 2001
     Warrants exercised
      - Convertible note #1      (546,154)         0.31 CDN      January 2000
      - Convertible note #2      (600,769)         0.31 CDN      March 2000
      - Convertible note #4    (2,227,941)         0.17 CDN      September 1999
      - Convertible note #5      (766,480)         0.25 CDN      October 2000
      - Convertible note #6    (1,172,847)         0.15 CDN      January 2000
      - Private placement        (570,000)         0.15 CDN      March 2000
                                ----------------------------------------------
                                5,826,042         $ 0.15 to      March 2000 to
                                                   0.70 CDN      March 2001
                                ----------------------------------------------

Idaho Consolidated Metals Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 1999 and 1998
U.S. Funds
--------------------------------------------------------------------------------
5.   Common Shares - Continued

    In conjunction with the Company's initial public offering, certain Company officers and directors were required to place 750,000 common shares of the Company in escrow in accordance with policies of the Vancouver Stock Exchange (VSE). The shares are subject to release from escrow as the Company expends funds on exploration and development of its mineral properties and with regulatory approval. If the shares have not been released from escrow pursuant to the release provisions by the year 2001, the remaining shares in escrow will be surrendered to the Company for cancellation. During the year ended December 31, 1999 the Company released 187,500 shares from escrow upon receipt of regulatory approval. At December 31, 1999, 375,000 shares remain in escrow pursuant to this agreement.
--------------------------------------------------------------------------------
6.       Convertible Securities

     The Company has allocated the equity component of the convertible promissory notes payable (Note 4) based upon the fair value of the underlying securities. The fair value is estimated on the date of the related contractual obligation, using the Black-Scholes option-pricing model, with the following assumptions:

Expected dividend yield                                                    0.00%
Expected stock price volatility                                           87.74%
Risk-free interest rate                                                    5.57%
Expected life of convertible security                                     1 year
Discount factor for trading restrictions
  on control block of shares                                              70.00%

    Details are as follows:
                                                            1999           1998
                                                        ------------------------
Convertible note #1                                     $       -    $    26,216
Convertible note #2                                             -         28,838
Convertible note #3                                        19,585         39,170
Convertible note #4                                             -         66,838
Convertible note #5                                        30,603         88,800
                                                        ------------------------
                                                        $  50,188    $   249,862
                                                        ------------------------

Idaho Consolidated Metals Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 1999 and 1998
U.S. Funds
--------------------------------------------------------------------------------
7.   Related Party Transactions

     In addition to related party transactions disclosed elsewhere herein, the Company has paid or accrued for payment the following amounts to related parties:

                                                                  1999          1998          1997
                                                             ----------   -----------   -----------
Fees to a company controlled by a former director            $        -   $         -   $     2,500
Fees to a company controlled by a director                            -         1,952         6,100
Management fees to the president and director                    67,850        69,000        69,000
Management fees to a former director                                  -             -         3,868
Management fees to a company controlled by a former
  director                                                            -             -        35,300
Interest expense on notes payable to shareholders               268,988       130,858        50,296
                                                             ----------   -----------   -----------
                                                             $  336,838   $   201,810   $   167,064
                                                             ----------   -----------   -----------

--------------------------------------------------------------------------------
8.   Global Settlement Agreement

    During 1998, a Global Settlement Agreement was concluded which caused all claims and counter-claims between Mr. J. Swisher, IMD and the Company to be dismissed. In full and final settlement of all existing and potential claims between and amongst the parties, the Company paid $100,000 to IMD. During 1997, the Company recorded a gain on settlement of debt as a result of the settlement of the lawsuit as follows:

Trade accounts payable owing to IMD and Silver
  Crystal prior to the settlement                                   $    60,722
Notes payable to IMD prior to the settlement                            263,224
                                                                    -----------
                                                                        323,946

Settlement paid to IMD                                                 (100,000)
                                                                    -----------
Gain on settlement                                                  $   223,946
                                                                    -----------
--------------------------------------------------------------------------------
9.       Gain on Settlement of Debt

    During 1997, the Company and certain noteholders reached an agreement and allotted 567,245, common shares to settle debts in the amount of $299,842. In addition to the debt settlement, the Company negotiated a reduction of previously invoiced and accrued legal fees of $179,138 from the Company's former U.S. securities counsel.

Idaho Consolidated Metals Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 1999 and 1998
U.S. Funds
--------------------------------------------------------------------------------
10.  Income Taxes

     No income tax provision or benefit has been provided for any of the periods presented due to the Company's net operating loss carryforward position.

     Net deferred tax assets consist of the following as at December 31, 1999, 1998 and 1997:
                                1999            1998           1997
                         ------------   -------------  -------------
Deferred tax assets      $  1,203,878   $   1,773,612  $   1,755,000
Valuation allowance        (1,203,878)     (1,773,612)    (1,755,000)
                         ------------   -------------  -------------
Net deferred tax assets  $          -   $           -  $           -
                         ------------   -------------  -------------

     The deferred tax assets are primarily comprised of the tax effect of net operating loss carryforwards. The Company has recorded a valuation allowance equal to the net deferred tax asset as it is uncertain that these benefits will be realized through the generation of future taxable income. The net change in the valuation allowance for 1999, 1998 and 1997 was due to the increase in net operating loss carryforwards and the uncertainty of their realization.

     The Company has recorded the above valuation allowance to reflect the estimated amount of the deferred tax asset which may not be realized principally due to uncertainty regarding the generation of future taxable income to utilize existing net operating losses. If it becomes more likely than not that the Company will generate future taxable income, the valuation allowance could be adjusted in the near term.

     The Company is subject to income tax filing requirements in Canada and the United States. As of December 31, 1999, the Company had income tax losses carried forward available to reduce future taxable income, if any, which expire as follows:

Year        United States (U.S. $)     Canada (CDN $)
-------------------------------------------------------
2000          $                -    $           229,400
2001                           -                902,700
2002                           -                722,000
2003                           -              1,496,300
2004                           -                507,900
2005                           -              1,001,400
2006                           -              1,461,300
2018                   2,396,700                      -
2019                     771,400                      -
              -----------------------------------------
              $        3,168,100    $         6,321,000
              =========================================
-------------------------------------------------------

Idaho Consolidated Metals Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 1999 and 1998
U.S. Funds
--------------------------------------------------------------------------------
11.  Fair Value of Financial Instruments

     The following estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. However, considerable judgement is required to interpret market data and to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange.

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practical to estimate that value. Potential income tax ramifications related to the realization of unrealized gains and losses that would be incurred in an actual sale or settlement have not been taken into consideration.

     The carrying amounts for cash and cash equivalents and the restricted investments are a reasonable estimate of their fair value. Due to the due dates and interest rates of the notes payable to shareholders, the carrying value of these notes is a reasonable estimate of their fair value.

     The estimated values of financial instruments as at December 31, 1999 and 1998 are as follows:
                                           1999                   1998
                                    -------------------   ---------------------
                                    Carrying    Fair      Carrying      Fair
                                    Amounts     Value     Amounts      Value
                                    --------   --------   --------    ---------
Financial assets
    Cash and cash equivalents       $ 31,950   $ 31,950   $     407   $     407
    Cash in trust                          -          -      50,000      50,000
    Restricted investments            82,000     82,000      90,000      90,000
Financial liabilities
    Notes payable to shareholders     13,542     13,542     757,020     757,020

Idaho Consolidated Metals Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 1999 and 1998
U.S. Funds
--------------------------------------------------------------------------------
12. Differences Between United States and Canadian Generally Accepted Accounting Principles (GAAP)

     These consolidated financial statements are prepared in accordance with accounting principles generally accepted in Canada. The significant differences between Canadian and U.S. GAAP are as follows:

     Under Canadian GAAP, no value is attributed to the release of escrowed shares and no compensation expense is recorded. Under U.S. GAAP, stock compensation expense is recorded as such shares become eligible for release based upon the number of shares eligible for release and the market value of the shares at that time (Note 5).

     Under Canadian GAAP, the Company is not required to disclose the proforma effect of stock option based compensation expense in the notes to the consolidated financial statements. See Note 5 for U.S. GAAP disclosures.

     Under Canadian GAAP, convertible security instruments are allocated between liability and equity based upon the fair value of the components at the inception of the related contractual obligation. Further, additional interest expense is recorded on amortization of the related interest discount over the term of the related debt. Under U.S. GAAP, no allocation is calculated unless the equity component is detachable from the liability component and no amortization of the interest discount is required.

     Under Canadian GAAP, exploration costs are capitalized on an individual property basis until such time as an economic ore body is defined or the property is abandoned. Prior to January 1, 1998, under U.S. GAAP, the Company also capitalized these costs, subject to management's review of the recoverability of these costs. Effective January 1, 1998, for U.S. GAAP, the Company changed its method of accounting for these costs to be expensed as incurred. This accounting change was recorded as the cumulative effect of an accounting change in the U.S. GAAP consolidated statement of operations for the year ended December 31, 1998.

     Under Canadian GAAP, events such as gains on settlement of lawsuits and debts are considered to be unusual events which may receive separate disclosure but they are not considered to be extraordinary items. Under U.S. GAAP, such items meet the criteria for disclosure as extraordinary items.

A reconciliation of the consolidated statements of operations from Canadian presentation to U.S. presentation is as follows:

                                                                 1999        1998         1997
                                                         ------------- ----------- ------------
Net loss - Canadian basis                                $  1,010,626  $ 2,396,731 $  1,724,219
Amortization of interest discount                            (220,901)     (56,812)           -
Current year exploration costs                                422,594       82,763            -
Current year abandonments                                     (16,341)    (577,004)           -
Gain on settlement of lawsuit and debts                             -            -      403,084
                                                         ------------- ----------- ------------
Loss before extraordinary items and cumulative effect
     of accounting change                                   1,195,978    1,845,678    2,127,303
Gain on settlement of lawsuit and debts                             -            -     (403,084)
Cumulative effect of change in accounting for
  exploration costs                                                 -    1,097,531            -
                                                         ------------- ----------- ------------
Net loss - U.S. basis                                    $  1,195,978  $ 2,943,209 $  1,724,219
                                                         ------------- ----------- ------------

Idaho Consolidated Metals Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 1999 and 1998
U.S. Funds
--------------------------------------------------------------------------------
12. Differences Between United States and Canadian Generally Accepted Accounting Principles (GAAP) - Continued

                                                               1999         1998        1997
                                                         -----------  -----------  ----------
Net loss U.S. basis per share - Basic and Diluted
     Before extraordinary items and cumulative effect
       of accounting change                              $      0.07  $      0.20  $     0.29
     Extraordinary items and cumulative effect of
       accounting change                                           -         0.11       (0.06)
                                                         -----------  -----------  ----------
Net loss U.S. basis per share                            $      0.07  $      0.31  $     0.23
                                                         -----------  -----------  ----------
A reconciliation of certain consolidated balance sheet accounts from Canadian presentation to U.S. presentation is as follows:
                                                               1999         1998        1997
                                                         -----------  -----------  -----------
Deficit accumulated during the exploration stage -
     Canadian basis                                      $ 8,273,827  $  7,263,201 $ 4,866,470
Stock compensation expense, prior years' cumulative        1,201,736     1,201,736   1,201,736
Amortization of interest discount, prior years'
     cumulative                                              (56,812)            -           -
Amortization of interest discount                           (220,901)      (56,812)          -
Cumulative effect of change in accounting for
     exploration costs                                             -     1,097,531           -
Current year exploration costs                               422,594        82,763           -
Current year abandonments                                    (16,341)     (577,004)          -
Prior years' exploration costs, net of abandonments          603,290             -           -
                                                         -----------  -----------  -----------
Deficit accumulated during the exploration stage -
     U.S. basis                                          $10,207,398  $  9,011,415 $ 6,068,206
                                                         -----------  -----------  -----------


Notes payable to shareholders, non-current - Canadian
     basis                                               $     3,590  $    747,493 $    13,070
Non-detachable convertible security instruments              292,084       249,862           -
Amortization of interest discount                           (292,084)      (56,812)          -
                                                         -----------  -----------  -----------
Notes payable to shareholders, non-current - U.S. basis  $     3,590  $    940,543 $    13,070
                                                         -----------  -----------  -----------


Property rights, plant and equipment - Canadian basis    $ 2,112,914  $  1,466,199 $ 3,022,036
Current year exploration expense abandonments                 16,341       577,004           -
Cumulative effect of change in accounting for
     exploration costs                                      (603,290)   (1,097,531)          -
Current year exploration costs                              (422,594)      (82,763)          -
                                                         -----------  -----------  -----------
Property rights, plant and equipment - U.S. basis        $ 1,103,371  $    862,909 $ 3,022,036
                                                         -----------  -----------  -----------

Idaho Consolidated Metals Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 1999 and 1998
U.S. Funds
--------------------------------------------------------------------------------
13.  Commitments

     The Company has entered into a one year operating lease for office space at $1,500 per month expiring January 31, 2000 and a five year lease for office equipment at $301 per month expiring January 31, 2003. Total rent expense recognized during the years ended December 31, 1999, 1998 and 1997 was approximately $18,000, $18,000 and $18,000, respectively. The minimum annual future lease commitments are as follows:

Years Ending December 31,                                   Amount
-------------------------------------------------------- ---------
2000                                                     $   5,112
2001                                                         3,612
2002                                                         3,612
2003                                                           301
                                                         ---------
                                                         $  12,637
                                                         ---------
14.  Subsequent Events

     a)  Global Settlement Agreement

         By an agreement dated January 8, 2000, the Company reached a settlement with various parties to conclude numerous lawsuits, disagreements and contractual relationships. As a result, all actions in which the Company was named have been dismissed, with prejudice, at no cost to the company except for its direct legal, indemnity and other related costs.

         The Company had agreed to indemnify its officers and directors in relationship to the settlement hearings which were successful in concluding the various matters. Accordingly, the Company has allotted 252,000 common shares from treasury to be issued upon receipt of regulatory approval to cover such indemnification. The deemed value of such allotment in the amount of $239,202 has been accrued in the year ended December 31, 1999.

     b)  Stock Options Granted

         On January 14, 2000, the Company granted 1,175,000 stock purchase options to various directors and employees at $0.30 per share and expiring January 14, 2005.

         On March 7, 2000, the Company granted 150,000 stock purchase options to an employee at $1.82 per share and expiring March 7, 2005.

         On March 24, 2000, the Company granted 500,000 stock purchase options to a director and an employee at $1.20 per share and expiring March 24, 2000.

Idaho Consolidated Metals Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 1999 and 1998
U.S. Funds
--------------------------------------------------------------------------------
14.  Subsequent Events - Continued

     c)  Chrome Corporation of America (CCA)

         By a Memorandum of Understanding dated January 18, 2000, the Company agreed to enter into a joint venture with CCA on 156 patented and unpatented mining claims located in Stillwater, Montana with the following terms:

          i)   Subject to regulatory approval related to both public companies;
          ii)  5 year term;
          iii) the Company can earn a 55% interest by completing the following:

               -    $5,000 cash payment on signing;
               - 100,000 shares issued to CCA from treasury at each of the five anniversary dates; and
               -    completing the following minimum annual work expenditures:

                    Year                                               Amount
                    ------------------------------------------------------------
                    1                                              $     200,000
                    2                                                    400,000
                    3                                                    500,000
                    4                                                    500,000
                    5                                                    500,000
                                                                   -------------
                                                                   $   2,100,000
                                                                   -------------

         Certain of the claims are subject to an underlying 5% net smelter return and the remainder will be subject to a 3% net smelter return to CCA.

     d)  Short Form Prospectus

         On April 10, 2000, the Company issued 667,000 units at $0.84 per unit netting the Company $323,281 after deducting the costs of the offering. Each unit consists of one common share and one-half of one non-transferable share purchase warrant. Each full warrant entitles the holder to acquire an additional common share at $1.05 per share for six months and at $1.26 for the remaining six months of the one year warrant term. The Company also granted up to 100,050 non-transferable share purchase warrants to the agent. Each warrant entitles the holder to acquire a common share at $1.05 per share for six months and at $1.26 for the remaining six months of the one year warrant term.

     e)  Shares Issued

         Subsequent to December 31, 1999, the Company issued 425,000 common shares from treasury on exercise of options for cash in the amount of $86,516. The Company also issued 2,699,066 common shares from treasury on exercise of warrants for cash in the amount of $947,305.
--------------------------------------------------------------------------------
15.  Uncertainty Due to the Year 2000 Issue

     The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using the year 2000 date is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. Although the change in date has occurred, it is not possible to conclude that all aspects of the Year 2000 Issue that may affect the entity, including those related to suppliers or other third parties, have been fully resolved.

Item 8. Changes in and Disagreements with Accountants in Accounting and Financial Disclosure

         None.

                                    PART III

Item 9. Directors and Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act of 1934

     The following table sets forth the name, age and position of each of Executive Officer and Director of the Company as of December 31, 1999.

---------------------------------- ------------- ------------------------------------------------------------------
      Name and Municipality            Age                           Principal Occupation for
          of Residence                                                  Previous Five Years
---------------------------------- ------------- ------------------------------------------------------------------
Delbert W. Steiner(1)                   54       Mr. Steiner's principal occupation in the last five years is as
Lewiston, Idaho                                  President of the Company from September 15, 1988 to June 27,
Director, President and CEO                      1997 and from July 23, 1997 to the present and CEO of the
                                                 Company from June 24, 1996 to
                                                 June 27, 1997 and July 23, 1997
                                                 to the present.
---------------------------------- ------------- ------------------------------------------------------------------
Theodore Tomasovich(1)                  53       Director of the Company since July 22, 1997.  Mr. Tomasovich's
Los Angeles, CA                                  principal occupation in the last five years was as President of
Director                                         PYJ Corporation, a real estate development company, from October
                                                 1988 to the present.
---------------------------------- ------------- ------------------------------------------------------------------
Jag Vyas(1)                             57       Director of the Company since July 22, 1997.  Mr. Vyas'
Coquitlam, B.C.                                  principal occupation in the last five years was as a
Director                                         self-employed accountant from 1991 to present.  Mr. Vyas is also a Director of Tapajos Gold, Inc.
---------------------------------- ------------- ------------------------------------------------------------------
Robert A. Young                         51       Director of the Company since July 23, 1997.  Mr. Young's
Vancouver, B.C.                                  principal occupation in the last five years was as a partner in
Director                                         Robert A. Young & Associates, a public relations company, from
                                                 1991 to present.
---------------------------------- ------------- ------------------------------------------------------------------
Wilfried. J. Struck                     41       VP, Mining and Exploration and Chief Operating Officer of the
Lewiston, Idaho                                  Company since August 29, 1995.  Mr. Struck's principal
VP, Mining and Exploration and                   occupations in the last five years was as a self employed
Chief Operating Officer                          consulting geological mining engineer from July, 1991 to August
                                                 29, 1995 and as COO of the Company from August 1995 to the present.
---------------------------------- ------------- ------------------------------------------------------------------
Kenneth A. Scott                        42       Chief Financial Officer of the Company since March 25, 1995.
Surrey, B.C.                                     Mr. Scott's principal occupation in the last five years was as a
Chief Financial Officer                          partner in Staley, Okada, Chandler & Scott, Chartered
                                                 Accountants.
---------------------------------- ------------- ------------------------------------------------------------------
Trudy Weed                              60       Secretary of the Company since 1991.  Ms. Weed's principal
Lewiston, Idaho                                  occupation in the last five years was a secretary for the
Corporate Secretary                              Company.
---------------------------------- ------------- ------------------------------------------------------------------

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

     Based upon a review of Forms 3, 4 and 5 and amendments thereto, furnished to the Company during or respecting its last fiscal year, and insider trading reports that were filed with the British Columbia Securities Commission the following persons who, at any time during the most recent fiscal year, were Directors, officers, beneficial owners of more than 10% of any class of equity securities of the Company or any other persons known to be subject to Section 16 of the Exchange Act failed to file, on a timely basis, reports required by
Section 16(a) of the Exchange Act:

     During the year, Delbert W. Steiner, Chairman, President and Chief Executive Officer, did not file Section 16 forms reporting the disposition of a total of 665,000 shares; the exercise of an option to purchase 40,000 shares and the acquisition of 59,000 shares, of the Company's common stock.

     During the year, Theodore Tomasovich, Director, did not file Section 16 forms reporting the disposition of a total of 30,000 shares; the grant of stock options for 50,000 shares and the acquisition of 12,494,711 shares, of the Company's common stock.

     During the year, Jag Vyas, Director, did not file Section 16 forms reporting the grant of stock options for 50,000 shares of the Company's common stock.

     During the year, Robert A. Young, Director, did not file Section 16 forms reporting the disposition of a total of 53,500 shares and the acquisition of 51,500 shares of the Company's common stock.

     During the year, Wilfried J. Struck, Vice-President, Mining and Exploration, did not file Section 16 forms reporting two transactions involving the grant of stock options for 50,000 shares and the disposition of 4,500 shares of the Company's common stock.

     During the year, Kenneth A. Scott, Chief Financial Officer, did not file
Section 16 forms reporting the grant of options for 100,000 shares of the Company's common stock and the acquisition of 100,000 shares, of the Company's common stock.

     During the year, Trudy Weed, corporate secretary, did not file a Form 3 Initial Statement of Beneficial Ownership and did not file a Form 5 reporting the grant of options for 50,000 shares of the Company's common stock.

Item 10.  Executive Compensation

The following compensation information relates to amounts paid to the Chief Executive Officer for the preceding three (3) years. No other director or executive officer received compensation in excess of $100,000 in 1999, 1998 or 1997.

                        Annual Compensation                          Long Term Compensation
                    ---------------------------     ---------------------------------------------------------
                                                                       Awards                        Pay-outs
                                                    ----------------------------------------------   --------
                                                                                     Restricted
                                                                     Securities       Shares of
Name and            Year                            Other Annual   Under Options  Restricted Share     LTOP       All Other
Principal Position  Ending   Salary       Bonus     Compensation       Granted           Units        Pay-outs   Compensation
------------------------------------------------------------------------------------------------------------------------------
Delbert W. Steiner   1999    US$67,850      -            -            50,000              -              -            -
                     1998    US$69,000      -            -               -                -              -            -
                     1997    US$69,000      -            -            150,000             -              -            -
------------------------------------------------------------------------------------------------------------------------------

Pension Plans

The Company does not have any defined benefit pension plan that provides annual benefits to any Executive Officers.

Compensation of Directors

None of the Directors receive Director's fees.

Executive Compensation

Other than the Chief Executive Officer, none of the Executive Officers of the Company received any reportable salary or bonus during 1999. The following describes the stock option regime currently followed by the Company.

Incentive stock options to purchase securities from the Company are granted to Directors and employees on terms and conditions acceptable to the regulatory authorities in Canada, namely the CDNX. The Company has no formal written stock option plan. Incentive stock options for up to 10% of the number of issued and outstanding shares of the common stock may be granted from time to time, provided that incentive stock options in favor of any one individual may not exceed 5% of the issued and outstanding shares of common stock. No incentive stock option granted under the stock option program is transferable by the optionee other than by will or the laws of descent and distribution, and each incentive stock option is exercisable during the lifetime of the optionee only by such optionee. The exercise price of all incentive stock options granted under the stock option program must be at least equal to the fair market value of such shares of common stock on the date of grant, and the maximum term of each incentive stock option may not exceed five years. The exercise prices for incentive stock options are determined in accordance with CDNX Guidelines and reflect the average closing price of the Company's common stock for the ten trading days on the CDNX immediately preceding the day on which the Directors grant and publicly announce the incentive stock options. The Board of Directors may amend existing stock options granted to insiders of the Company.

The following table sets forth certain information on option grants to the Named Executives in 1999:

                                                         Individual Grants
                           -----------------------------------------------------------------------------
Name                       Number of Shares       Percentage of           Exercise       Expiration Date
                           Underlying             Total Options           Price Per
                           Options Granted        Granted to              Share(2)
                                                  Employees in
                                                  Fiscal Year
---------------------      -------------------    --------------          -----------    ---------------
Delbert Steiner            50,000(1)                      25%             C$0.37         April 7, 2004
---------------------      -------------------    --------------          -----------    ---------------

The following table sets forth certain information on option grants to Directors in 1999:

                                                         Individual Grants
                           -----------------------------------------------------------------------------
Name                       Number of Shares       Percentage of           Exercise       Expiration Date
                           Underlying             Total Options           Price Per
                           Options Granted        Granted to              Share(2)
                                                  Directors in
                                                  Fiscal Year
---------------------      -------------------    --------------          -----------    ---------------
Robert Young               50,000(1)                    33.33%            C$0.37         April 7, 2004
---------------------      -------------------    --------------          -----------    ---------------
Jag Vyas                   50,000(1)                    33.33%            C$0.37         April 7, 2004
---------------------      -------------------    --------------          -----------    ---------------
Theodore Tomasovich        50,000(1)                    33.33%            C$0.37         April 7, 2004
---------------------      -------------------    --------------          -----------    ---------------

(1) Represents incentive stock option granted on April 7, 1999. The option shares vest and become exercisable upon the date of grant and are exercisable until April 7, 2004.

(2) These shares were initially granted at C$0.49 per share and were re-priced on October 28, 1999 at C$0.37 per share, which is the average closing price between October 15, 1999 and October 28, 1999. The closing price of Company's stock reported on the CDNX was C$0.40 on October 28, 1999. See Note 5 to the Company's Financial Statements for the period ended December 31, 1999. The purpose of the repricing is to align the exercise price with the then current market price thereby giving the optionees incentive to exercise the options.

The following table summarizes option exercises and the value of unexercised stock options granted to the Named Executives at December 31, 1999:

                                                                                                       Value of
                                                                          Number of Shares            Unexercised
                                                                             Underlying              In-the-Money
                                                                         Unexercised Optons           Options at
                             Shares                                          at 12/31/99               12/31/99
                           Acquired on                                      (Exercisable/            (Exercisable/
Name                        Exercise            Value Realized(1)          Unexercisable)          Unexercisable)(2)
--------------------     ----------------     ----------------------    ----------------------    --------------------
Delbert W. Steiner           40,000                  C$6,000                  200,000/0                 2,500/0
--------------------     ----------------     ----------------------    ----------------------    --------------------

(1) The Value Realized is the difference between the exercise price from the fair market value of the underlying stock. The fair market value is the closing price of the Company's stock as reported by the CDNX (in Canadian dollars) on the date of exercise, which was C$0.41 on October 5, 1999.

(2) The value of unexercised in-the-money options is the difference between the exercise price and the fair market value of the underlying stock. For purposes of determining the value of unexercised in-the-money options at December 31, 1999, fair market value is deemed to be C$0.30, the closing price of the Company's common stock reported on the CDNX on December 31, 1999.

The following table summarizes option exercises and the value of unexercised stock options granted to Directors at December 31, 1999:

                                                                                                Value of
                                                                       Number of Shares       Unexercised
                                                                          Underlying          In-the-Money
                                                                      Unexercised Optons       Options at
                             Shares                                       at 12/31/99           12/31/99
                           Acquired on                                   (Exercisable/        (Exercisable/
Name                        Exercise          Value Realized            Unexercisable)        Unexercisable)(1)
--------------------   ----------------   ----------------------   ----------------------   --------------------
Theodore Tomasovich          -0-                   -0-                   100,000/0               (1,500)/0
--------------------   ----------------   ----------------------   ----------------------   --------------------
Robert Young                 -0-                   -0-                   200,000/0                2,500/0
--------------------   ----------------   ----------------------   ----------------------   --------------------
JagVyas                      -0-                   -0-                   100,000/0               (1,500)/0
--------------------   ----------------   ----------------------   ----------------------   --------------------

(1) The value of unexercised in-the-money options is the difference between the exercise price and the fair market value of the underlying stock. For purposes of determining the value of unexercised in-the-money options at December 31, 1999, fair market value is deemed to be C$0.30, the closing price of the Company's common stock reported on the CDNX on December 31, 1999.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth the total-number of the Company's common shares and the percentage of such beneficially owned as of December 31, 1999 by the Directors and Officers, and with respect to shares owned by each person or group known by the Company to be the beneficial owner of more than 5% of the shares.

          Name of Beneficial Owners                 Number of Shares Owned                Percent of Class
-------------------------------------------------------------------------------------------------------------------
Delbert W. Steiner                                       1,595,782 (1)                          5.5%
Director, President and CEO
-------------------------------------------------------------------------------------------------------------------
Theodore Tomasovich                                     16,009,034 (2)                         55.4%
Director
-------------------------------------------------------------------------------------------------------------------
Robert Young                                              207,315 (6)                            *%
Director
-------------------------------------------------------------------------------------------------------------------
Kenneth A. Scott                                          343,508 (3)                            *%
Chief Financial Officer
-------------------------------------------------------------------------------------------------------------------
Wilfried J. Struck                                        198,569 (4)                            *%
Chief Operating Officer
-------------------------------------------------------------------------------------------------------------------
Jag Vyas                                                  100,000 (7)                            *%
Director
-------------------------------------------------------------------------------------------------------------------
Trudy Weed                                                70,100 (8)                             *%
Corporate Secretary
-------------------------------------------------------------------------------------------------------------------
All Directors and Executive Officers as a               18,524,308 (9)                         64.1%
Group (7 persons)
-------------------------------------------------------------------------------------------------------------------
Tomasovich Family Trust                                 15,870,034 (5)                         54.9%
-------------------------------------------------------------------------------------------------------------------

* Represents less than 1% of the Company's common stock.

(1) Includes 165,000 shares subject to the Escrow Agreement described below, and 200,000 shares issuable upon exercise of options, 150,000 of which are exercisable at C$0.26 per share, 50,000 of which are exercisable at C$0.37 per share.

(2) Includes indirect ownership of 13,237,225 shares owned by the Tomasovich Family Trust for which Mr. Tomasovich is the Trustee, and 2,632,809 shares issuable upon exercise of share purchase warrants by the Tomasovich Family Trust. Includes 100,000 shares issuable upon exercise of options, 50,000 of which are exercisable at C$0.26 per share, 50,000 of which are exercisable at C$0.37 per share. The Trust Agreement has a 21 year term to 2020 and Mr. Tomasovich is the sole Trustee and holds the full voting rights.

(3) Mr. Scott indirectly owns shares as a result of being the beneficial owner of a holding company, which owns the shares. Includes 100,000 shares issuable upon exercise of share purchase warrants. Includes 100,000 shares issuable upon exercise of options, 50,000 of which are exercisable at C$0.26 per share, 50,000 of which are exercisable at C$0.37 per share.

(4) Includes 100,000 shares issuable upon exercise of options, 50,000 of which are exercisable at C$0.37 per share, 50,000 of which are exercisable at C$0.26 per share.

(5) Includes 2,632,809 shares issuable upon exercise of share purchase warrants. Theodore Tomasovich, a director for the Company, is the Trustee of the Tomasovich Family Trust.

(6) Includes 200,000 shares issuable upon exercise of options, 150,000 of which are exercisable at C$0.26 per share, 50,000 of which are exercisable at C$0.37 per share.

(7) Includes 100,000 shares issuable upon exercise of options, 50,000 of which are exercisable at C$0.26 per share and 50,000 of which are exercisable at C$0.37 per share.

(8) Includes 70,000 shares issuable upon exercise of options, 20,000 of which are exercisable at C$0.26 per share and 50,000 of which are exercisable at C$0.37 per share.

(9) Includes 3,602,809 shares issuable pursuant to options and warrants exercisable within 60 days. Includes all direct and indirect ownership by named executive officers and directors.

Securities of the Company held in Escrow

Escrow Shares

     375,000 shares of the Company's common stock, issued at a price of $.01 per share (the "Escrowed Shares") are held in escrow by Montreal Trust Company of Canada pursuant to an escrow agreement dated July 10, 1990 (the "Escrow Agreement"). The Escrowed Shares are subject to release from time to time at the direction of the CDNX, in accordance with the policies of the CDNX then in effect. The current CDNX policies allow for the release of 7.5% of the original 750,000 Escrowed Shares for each C$100,000 of qualifying exploration and development expenditures subject to an annual maximum of 25% of the original 750,000 Escrowed Shares. In the case where the Company's general and administrative expenses are less than 33% of the total expenditures, these release limits are increased to 15% for each C$100,000 of qualifying expenditures up to an annual maximum of 50% of the original 750,000 Escrowed Shares. The Escrow Agreement provides that the Escrowed shares may not be transferred except in accordance with Local Policy Statement 3-07 of the British Columbia Securities Commission and with the consent of the CDNX. The holders of the Escrowed Shares (the "Escrow Shareholders") are entitled under the Escrow Agreement to exercise all voting rights attached to such Escrowed Shares, except in respect of resolutions to cancel the Escrowed Shares, to receive dividends or to participate in the assets and property of the Company on winding up and dissolution of the Company. If an Escrow Shareholder ceases to be a principal of the Company, such shareholder is required under the Escrow Agreement to transfer his Escrowed Shares to such person or persons as the Company, with the approval of the CDNX, determines, or to transfer or surrender the Escrowed Shares to the Company for cancellation, with such compensation or for no compensation, as the Company, with approval of the CDNX, determines. The Escrow Shareholders are required to surrender for cancellation any of the Escrowed Shares which remain unreleased from escrow by April 3, 2001, or earlier if there is a major reorganization of the Company and the CDNX requires the cancellation thereof as a condition of approval thereof, or if the shares of the Company have been subject to a cease trade order for a period of two consecutive years.

By December 31, 1996, the Company had met all of the expenditure requirements for the release of the Escrowed Shares. During 1999, the Company released 187,500 of such shares from escrow upon approval from the CDNX. As of December 31, 1999, there were 375,000 Escrowed Shares subject to the Escrow Agreement, of which 180,000, 165,000, 25,000 and 5,000 were owned by Peter Lepik, Del Steiner, John Kennedy and Roy Knickel, respectively.

Item 12.  Certain Relationships and Related Transactions

Related Party - Property Agreement

By an agreement dated December 1, 1995, subject to regulatory approval, the Company agreed to acquire a property located in the Elk City Mining District, Idaho County, Idaho from two shareholders of the Company. Regulatory approval of this agreement was held in abeyance by the regulatory authorities pending resolution of legal disputes with IMD. During 1997, the Company restaked the property due to title concerns over certain claims covered by the December 1, 1995 agreement.

Pursuant to the terms of a Global Settlement Agreement, reached in 1997, the Company terminated the agreement dated December 1, 1995 and the parties agreed to enter into a new agreement by which the Company would purchase the property from IMD and Mr. D. Steiner, the Company's president and director, based upon a price to be determined by a mutually agreed upon qualified appraiser.

During 1998, IMD failed to provide proof of title and negotiations for purchase of the claims from IMD were terminated. During 1999, the Company reached a mutual agreement with Mr. Steiner to terminate negotiations for an agreement on his claims and accordingly the Company has written-off the cumulative resource property costs of $14,835.

Related Party Transactions

The Company has paid or accrued for payment the following amounts to related parties:

The Company paid management fees to the president and director of $67,850 during 1999, $69,000 in 1998 and $69,000 in 1997.

The Company incurred interest expense of $268,988 on notes payable to shareholders during 1999, $130,858 in 1998 and $50,296 in 1997.

Global Settlement Agreement

During 1998, a Global Settlement Agreement was concluded which caused all claims and counter-claims between Mr. J. Swisher, IMD and the Company to be dismissed. In full and final settlement of all existing and potential claims between and amongst the parties, the Company paid $100,000 to IMD. During 1997, the Company recorded a gain on settlement of debt as a result of the settlement of the lawsuit as follows:

Trade accounts payable owing to IMD and Silver
  Crystal prior to the settlement                          $      60,722
Notes payable to IMD prior to the settlement                     263,224
                                                           -------------
                                                                 323,946

Settlement paid to IMD                                          (100,000)
                                                           -------------
Gain on settlement                                         $     223,946
                                                           -------------
Item 13.  Exhibits and Reports on Form 8-K

 (a)     Exhibits:

3.1 Memorandum and Articles of Incorporation as Amended by Special Resolution on June 24, 1996 of the Registrant (Canadian equivalent to U.S. Bylaws) (1)

4.          Form of Certificate of Common Stock

Material Contracts:

10.01 Tri-Party Lease with Purchase Option Agreement between Platinum Fox, Emerald Chimera and the Company dated July 16, 1999

10.02 Joint Venture Agreement dated May 20, 1996 between the Company and Cyprus Gold Exploration Corporation (Petsite Venture) (1)

10.03 First Amendment to Joint Venture Agreement between the Company and Cyprus Gold Exploration Corporation dated October 7, 1997 (Petsite Venture) (1)

10.04 Deed and Assignment dated October 7, 1997 whereby the Company and Cyprus acknowledge that Cyprus has completed its obligations to earn a 50% participating interest in the property and conveys such to Cyprus (Petsite Venture) (1)

10.05 Joint Venture Agreement dated effective June 13, 1997 between the Company and Cyprus Gold Exploration Corporation (Orogrande Venture)
            (1)

10.06 Agreement to Assign Interest - Friday claims dated December 11, 1995 between Idaho Gold Corporation and the Company (Friday Property) (2)

10.07 Memorandum of Agreement between Idaho Gold Corporation and Idaho Consolidated Metals Corp. and Mineral Lease Agreement between Idaho Gold Corporation and Idaho Consolidated Metals Corp. dated July 9, 1996 (Friday Property)

10.08 Amendment to Option Agreement dated September 5, 1997 between Arctic Fox, Idaho Consolidated Metals Corporation, Idaho Gold Corporation and Cyprus Gold Exploration Corporation (Friday Properties)

10.09 Agreement to Assign Interest - Deadwood claims dated December 11, 1995 between Idaho Gold Corporation and the Company (The Deadwood Property) (2)

10.10 Memorandum of Agreement between Idaho Gold Corporation and Idaho Consolidated Metals Corp. and Agreement between Idaho Gold Corporation and Idaho Consolidated Metals Corp. (The Deadwood Property) dated July 9, 1996

10.11 First Amendment to Option Agreement dated September 5, 1997 between Arctic Fox, Idaho Consolidated Metals Corporation, Idaho Gold Corporation and Cyprus Gold Exploration Corporation
            (Orogrande/Deadwood)

10.12 Agreement to Assign Interest - Buffalo Gulch claims dated December 11, 1995 between Idaho Gold Corporation and the Company (The Buffalo Gulch Property) (2)

10.13 Memorandum of Agreement between Idaho Gold Corporation and Idaho Consolidated Metals Corp. and Agreement between Idaho Gold Corporation and Idaho Consolidated Metals Corp. (The Buffalo Gulch Property) dated July 9, 1996

10.14 Global Settlement Agreement dated April 29, 1998 between the Company, Delbert Steiner, Ellie Steiner, Theodore J. Tomasovich, acting individually and as Trustee of the Tomasovich Family Trust and Joe Swisher, Barbara Swisher, Idaho Mining and Development Company and Silver Crystal Mines, Inc. (1)

10.15 Global Settlement Agreement dated January 8, 2000 between Thomas Gumprecht, Kirk White, Bonnie Witrak, Joe Swisher, Barbara Swisher, Idaho Mining and Development Company, Silver Crystal Mines, Inc., the Company, Delbert Steiner, Ellie Steiner, American Guarantee and Liability Insurance Company and Miriam M. Lee.

10.16       Form of Director Stock Option Agreement (1)

10.17       Form of Employee Stock Option Agreement (1)

21.         Subsidiaries of the registrant

24.         Power of Attorney

(1) Incorporated by reference to the Annual Report on Form 10KSB for the year ended December 31, 1997 previously filed by the Company.

(2) Incorporated by reference to the Form 10QSB for the quarter ended June 30, 1996 previously filed by the Company Form F-X

(b)      Reports on Form 8-K:

         None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of January, 2002.

                                Idaho Consolidated Metals Corporation
                                             (Registrant)

                                By   "John Andrews"
                                      John Andrews President and
                                      Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 28th day of January, 2002.

                                Principal Executive Officer:

                                By   "Delbert Steiner"
                                     -----------------
                                      Delbert W. Steiner
                                      President and
                                      Chief Executive Officer

                                Principal Financial and Accounting Officer:

                                By   "Kenneth A. Scott"
                                      ------------------
                                      Kenneth A. Scott
                                      Chief Financial Officer

John Andrews, pursuant to a power of attorney which is being filed with this Annual Report on Form 10-K, has signed this report on the 28th day of January, 2002, as attorney-in-fact for the following directors who constitute a majority of the board of directors.

                  John Andrews                        James Ashcroft
                  David K. Fraser                     Marc J. Oppenheimer
                  Theodore Tomasovich                 Luca M. Riccio

                                                   By          "John Andrews"
                                                                John Andrews
                                                                Attorney-in-fact
                                                                January 28, 2002
                                      -77-