Form 10QSB
period 2001-03-31
IDAHO CONSOLIDATED METALS CORP
filed 2002-01-31
CIK 886183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR l5 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2001.

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to
         ________.

                 Commission File Number ______________________

                      IDAHO CONSOLIDATED METALS CORPORATION
        (Exact name of small business issuer as specified in its charter)

   British Columbia, Canada                                      82-0465571
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)

                           Suite 225 - 4299 Canada Way
                            Burnaby, British Columbia
                                 Canada                   V5G 1H3
               (Address of principal executive offices) (Zip Code)

                                 (830) 634-3149
                (Issuer's telephone number, including area code)


                     (Former name, former address and former
                   fiscal year, if changed since last report)

Indicate by check mark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes [  ]          No [X]

         The number of shares of the issuer's Common Stock outstanding at September 30, 2001 was 37,165,623.

         Transitional Small Business Disclosure Format

         Yes [  ]          No [X]

                                TABLE OF CONTENTS                           Page

PART I - BUSINESS AND PROPERTY                                               3

PART II -- OTHER INFORMATION                                                 3

Item 1.  Legal Proceedings                                                   3

Item 2.  Changes in Securities and Use of Proceeds                           3

Item 3.  Defaults Upon Senior Securities                                     5

Item 4.  Submission of Matters to a Vote of Security Holders                 5

Item 5.  Other Information                                                   5

Item 6.  Exhibits and Reports on Form 8-K                                    7

Signatures                                                                   8

                                     PART I

     The Company is not required to file this part pursuant to Rule 13a-13(c)(2) of the Securities Exchange Act of 1934.

                                     PART II

Item 1.           Legal Proceedings

         None.

Item 2.           Changes in Securities and Use of Proceeds

         Sales of Unregistered Securities

         Exercise of Warrants and Options

     During the quarter ended March 31, 2001, the Company issued 50,000 shares from treasury on exercise of options at C$0.30 per share for cash in the amount of $9,866 (C$15,000). The issuance was exempt by virtue of Section 4(2) of the Securities Act of 1933 ("Securities Act") and Rule 506 under the Securities Act.

     During the quarter ended March 31, 2001, the Company issued 100,000 shares from treasury on exercise of options at C$0.26 CDN per share for cash in the amount of $16,890 (C$26,000). These options were initially granted at C$1.15 CDN on February 13, 1997, and were re-priced at C$0.26 CDN per share on April 1, 1998. The issuance was exempt by virtue of Section 4(2) of the Securities Act of 1933 ("Securities Act") and Rule 506 under the Securities Act.

     During the quarter ended March 31, 2001, the Company issued a total of 668,000 shares from treasury upon exercise of 668,000 share purchase warrants at an exercise price of $0.12 (C$0.18) per share for total cash proceeds of $79,319 (C$120,240). These warrants were issued as part of a March 1999 Private Placement, which is described in the Company's Form 10-KSB for the year ended December 31, 2000. The issuance of these common shares was exempt from registration by virtue of Section 4(2) of the Securities Act, Rule 506 under the Securities Act, and/or Regulation S under the Securities Act.

     During the quarter ended March 31, 2001, the Company issued 11,000 shares from treasury to Pacific International on the exercise of 22,000 share purchase warrants at an exercise price of $1.26 CDN for cash proceeds of $8,887 (C$13,860). These warrants were issued on April 10, 2000 in the Short Form Prospectus Offering, which is described in the Company's Form 10-KSB for the year ended December 31, 2000. The issuance of these common shares was exempt from registration by virtue of Section 4(2) of the Securities Act, Rule 506 under the Securities Act, and/or Regulation S under the Securities Act.

         Options Granted

     During the quarter ended March 31, 2001, the Company granted 1,225,000 options to purchase shares of the Company's common stock at $0.80 CDN per share and expiring January 9, 2006. The issuance of options was exempt from registration by virtue of Section 4(2) of the Securities Act and Rule 506 under the Securities Act.

     During the quarter ended March 31, 2001, the Company granted 2,250,000 incentive share purchase options at $1.08 per share to Crystallex International Corporation ("Crystallex") in accordance with the terms of an agreement between Crystallex and the Company dated January 10, 2001 (the "Crystallex Agreement"). The options expire on January 10, 2006 or within 90 days from the termination of the Agreement. The incentive share purchase options are subject to the terms and conditions of the Company's Stock Option Plan dated January 9, 2001. The terms of the Crystallex Agreement are described below in Item 5, "Other Information." The issuance of the options was exempt from registration by virtue of Section 4(2) and/or Rule 506 under the Securities Act.

         Other Sales

     During the quarter ended March 31, 2001, the Company issued 1,294,118 units, each unit consisting of one common share and one-half warrant, at $0.85 CDN per unit, for gross proceeds of $728,361 (C$1,100,000). Each whole warrant entitles the holder to acquire an additional common share for a period of one year at C$1.25 CDN per share. The Company also paid finders' fees of $23,014 (C$35,000) and issued 51,471 common shares related to the February 2, 2001 private placement. The issuance of the common shares and warrants were exempt from registration by virtue of Section 4(2) of the Securities Act and Regulation S under the Securities Act.

During the quarter ended March 31, 2001, the Company issued 434,783 units, each unit consisting of one common share and one-half warrant, at C$0.92 per unit, for gross proceeds of $260,603 (C$400,000). Each whole warrant entitles the holder to acquire an additional common share for as period of one year at C$1.25 per share. The Company paid a finder's fee in the amount of $26,060) (C$40,000) or 10% of the proceeds for the February 27, 2001 private placement. The issuance of the common shares and warrants was exempt from registration by virtue of
Section 4(2) of the Securities Act and Regulation S under the Securities Act.

         Working Capital Restrictions

     The Company has had negative cash flows from operating activities since inception, and expects that negative cash flows from operating activities will continue, which will have a material negative impact on liquidity.

     The Company is dependent on the proceeds of debt and equity financings such as private placements, issuances of convertible securities, the exercise of stock options or warrants, and optioning or selling its properties or other assets to fund its general and administrative expenditures and its mineral exploration and development costs. Without such proceeds, the Company may not continue as a going concern. The Company will need funding to continue its operations and there can be no assurance that such funding will be available.

         Limits on Dividends

     The Company has never paid any dividends on its common stock and the Company does not expect to pay dividends on its common stock in the foreseeable future.

Item 3.           Defaults Upon Senior Securities

     Not applicable.

Item 4.           Submission of Matters to a Vote of Security Holders

     None.

Item 5.           Other Information

         Incentive Stock Option Plan

     On January 9, 2001, the Company adopted an Incentive Stock Option Plan ("Plan"). The Company may grant, pursuant to the policies of the Canadian Venture Exchange ("CDNX"), incentive stock options to its directors, senior officers and employees or to employees of a company providing management services to the Company or to consultants engaged by the Company (the "Eligible Persons") in consideration of them providing their services to the Company. The options enable the Eligible Persons to purchase shares of the Company at a price fixed pursuant to the rules of CDNX. The option agreements must provide that the option can only be exercised by the optionee and only so long as the optionee continues in the capacity of an Eligible Person or within a period of not more than 90 days after ceasing to be a director, officer or employee or, if the optionee dies, within one year from the date of the optionee's death.

     According to Canadian Venture Exchange ("CDNX") policies, the total number of stock option which may be granted under the Plan is equal to 20% of the Company's outstanding and issued shares as of the date of the Plan, or 6,586,422 (less any outstanding stock options previously issued). Shareholder approval is required if the total number of stock options issued is more than 20% of the Company's outstanding shares, or if any individual may receive stock options exceeding 5% of the Company's outstanding shares.

     All stock options granted after January 9, 2001 are subject to the Plan. All grants must comply with CDNX pricing policies and are subject to approval. The stock options that are granted under the Plan are subject to an 18-month vesting schedule. The stock options vest in 25% upon grant, another 25% six months after the grant, another 25% twelve months after the grant, and the last 25% after eighteen months after the grant.

     Stock options are granted at the discretion of the Company's Board of Directors. The board has the authority to amend options granted pursuant to the terms of the Plan and subject to CDNX approval. The Company is presently classified as a Tier 2 company by CDNX. The present policies of the CDNX with respect to amendments to the exercise price of stock options for Tier 2 companies may be summarized as follows:

         (a) the exercise price is subject to a minimum price of $0.10 CDN per share, and shall not be less than the closing price of the Company's shares for the trading day immediately the date of amendment to the options (the "Market Price") less the applicable discount, which ranges from 15% to 25% depending on the trading price (the "Discounted Market Price"),

         (b) the option exercise price can be amended only if at least six months have elapsed since the later of the date the option was granted or the date the option exercise price was last amended;

         (c) if the option price is amended to the Discounted Market Price, the four month CDNX hold period will apply from the date of the amendment. If the option price is amended to the Market Price, the CDNX hold period will not apply;

         (d) disinterested shareholder approval is required prior to the reduction in the exercise price of stock options granted to any Insider;

         (e) any amendment to the terms of an option agreement must be accepted for filing by CDNX prior to the amendment becoming effective;

         (f) if a company cancels a stock option and, within one year grants new options to the same individual, the new options will be subject to the above requirements.

         Changes in Directors

     Jagdish Vyas resigned as director in January 18, 2001. Theodore Tomasovich and Bernd Struck resigned as directors January 9, 2001. Marc J. Oppenheimer and Luca Riccio have been appointed as directors until the next annual general meeting of the Company.

         Related Party Transactions

     Crystallex was contracted by the Company to compile, organize and review geological data, plan and prioritize drilling programs, analyze capital requirements, negotiate joint venture agreements and communicate with analysts and others in the financial community who are interested in mining properties. In exchange, the Company agreed to pay Crystallex a fee of C$15,000 per month and granted Crystallex options to purchase up to 2,250,000 of our shares for a contract price of C$1.08 per share. In general, the options may be exercised until January 10, 2006. However, if, at any time beginning on January 10, 2004, the shares trade for 10 consecutive days on the Canadian Venture Exchange for at least 3 times the contract price or C$3.32 per share, Crystallex must exercise 30% of its options by purchasing 675,000 shares at the contract price. Otherwise, its options will be cancelled as to those shares.

     Crystallex may cancel the agreement anytime by providing 3 months' advance written notice. In the event Crystallex elects to cancel the agreement by providing 3 months' advance written notice, Crystallex shall have 90 days after the effective date of termination of the agreement to exercise its options, after which the options shall be canceled. In addition, Crystallex may immediately cancel the agreement if at any time during the term of the agreement there is a change of control of us, and, in such event, Crystallex shall have one year in which to exercise the options granted thereunder. A change of control in us means the acquiring of such number of shares of us by any entity that gives the acquiring entity the ability to elect a majority of our directors at a meeting duly called for that purpose. In the event Crystallex elects to terminate the agreement as a result of a change in control, Crystallex shall have one year after the date of termination to exercise its options.

     The Company may cancel the agreement at any time in any given year in which the Company has not been successful in reaching the minimum funding set out below by June 30th of the applicable year:

                           -year 2001 - USD$3,000,000;
                           -year 2002 - USD$4,000,000;
                           -year 2003 - USD$5,000,000;
                           -year 2004 - USD$6,000,000; and
                           -year 2005 - USD$7,000,000.

     In the event the Company cancels the agreement, Crystallex will have 90 days after the day of termination to exercise its options.

     On March 30, 2001, the Company and Platinum Fox, LLC and Emerald Chimera, LLC, amended the Platinum Fox Lease with Purchase Option, covering 54 leased claims located within the Stillwater Complex, in Montana. The amendment converted the term of the Platinum Fox Lease from 5 successive 1-year terms (to be renewed each year at the election of the Company) to a flat 5-year term. No other modifications or amendments were made to the remaining material terms of the Platinum Fox Lease.

     Company Offices

     The Company's head office moved from Suite 470 - 504 Main Street, Lewiston, Idaho, USA 83501, to 101 - 5000 Bridge Street, Delta, British Columbia, Canada V4K 2K4, the new phone number is 604-946-6682, the new facsimile number is 604-940-8865, and the new email address is idahopgms@telus.net. Subsequently, the Company's head and principal office moved tot Suite 225 - 4299 Canada Way, B.C., Canada V5G 1H3 and its phone number changed to (830) 634-3149, the facsimile number changed to (604) 434-7045. In addition, a new exploration office has been established in Red Lodge, Montana, USA, at 102 Two Willow Lane, P.O. Box 2210, Red Lodge, Montana, USA 59068. The telephone number and facsimile number for the Montana office is 406-446-0201.

Item 6.           Exhibits And Reports On Form 8-K [SB 601]

(a)      Exhibits

10.01 Amendment dated March 30, 2001 to the Tri-Party Lease with Purchase Option Agreement between Platinum Fox, Emerald Chimera and the Company

10.02    Crystallex International Corporation agreement dated January 10, 2001

10.03    Incentive Stock Option Plan

(b) No reports on Form 8-K were filed during the quarter ended March 31, 2001.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     IDAHO CONSOLIDATED METALS CORPORATION

Date     January 28, 2002            By   "John Andrews"
                                          ---------------------------
                                           John Andrews
                                           President and Chief
                                           Executive Officer

Date     January 28, 2002            By   "Kenneth A. Scott"
                                           --------------------
                                           Kenneth A. Scott
                                           Chief Financial Officer
                                       8