Form 10QSB
period 2001-06-30
IDAHO CONSOLIDATED METALS CORP
filed 2002-01-31
CIK 886183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR l5 (d) OF THE
         SECURITIESEXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2001.

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

         Yes [  ]          No [X]

The number of shares of the issuer's Common Stock outstanding at [last practicable date] _______________________ was _____________________.

         Transitional Small Business Disclosure Format

         Yes [  ]          No [X]

                                TABLE OF CONTENTS                           Page

PART I - BUSINESS AND PROPERTY                                                3

PART II -- OTHER INFORMATION                                                  3

Item 1.  Legal Proceedings                                                    3

Item 2.  Changes in Securities and Use of Proceeds                            3

Item 3.  Defaults Upon Senior Securities                                      4

Item 4.  Submission of Matters to a Vote of Security Holders                  4

Item 5.  Other Information                                                    5

Item 6.  Exhibits and Reports on Form 8-K                                     5

Signatures                                                                    6

                                     PART I

     The Company is not required to file this part pursuant to Rule 13a-13(c)(2) of the Securities Exchange Act of 1934.

                                     PART II

Item 1.           Legal Proceedings

         None.

Item 2.           Changes in Securities and Use of Proceeds

         Sales of Unregistered Securities

         Exercise of Warrants and Options

         During the quarter ended June 30, 2001, the Company issued a total of 325,050 shares from treasury upon exercise of 650,100 one-half non-transferable share purchase warrants at an exercise price of C$1.26 for total cash proceeds of $261,626 (C$409,563). These warrants were issued in an April 10, 2000 Short Form Prospectus Offering, which is described in the Company's Form 10-KSB for the year ended December 31, 2000, Item 5, "Changes in Securities and Use of Proceeds." The issuances of common shares were exempt from registration by virtue of Section 4(2) of the Securities Act of 1933 ("Securities Act"), Rule 506 under the Securities Act, and/or Regulation S under the Securities Act.

         During the quarter ended June 30, 2001, the Company issued 75,000 shares from treasury on exercise of options at C$0.37 per share for cash in the amount of $18,004 (C$27,750). These options were initially granted on April 7, 1999 at C$0.49 per share and re-priced at C$0.37 per share on October 28, 1999. The issuance of common shares was exempt from registration by virtue of Section 4(2) of the Securities Act and Rule 506 under the Securities Act.

         During the quarter ended June 30, 2001, the Company issued 25,000 shares from treasury on exercise of options at C$0.80 per share for cash in the amount of $13,072 (C$20,000). These options were granted on January 9, 2001. The issuance of common shares was exempt from registration by virtue of Section 4(2) of the Securities Act and Rule 506 under the Securities Act.

         During the quarter ended June 30, 2001, the Company issued 50,000 shares from treasury on exercise of options at C$0.30 CDN per share for cash in the amount of $9,804 (C$15,000). These options were granted on January 14, 2000. The issuance of common shares was exempt from registration by virtue of Section 4(2) of the Securities Act and Rule 506 under the Securities Act.

         Other Sales

         During the quarter ended June 30, 2001, the Company issued 610,000 units, each unit consisting of one common share and one-half warrant, at C$1.40 per unit, for gross proceeds of

$565,053 (C$854,000). Each whole warrant entitles the holder to acquire an additional common share for a period of one year at C$1.60 per share. The Company paid a finder's fee in the amount of $16,607 (C$25,200) or 3% of the proceeds of the June 27, 2001 private placement. The issuance of common shares and warrants was exempt from registration by virtue of Section 4(2) of the Securities Act and Rule 506 under the Securities Act.

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

Item 4.           Submission of Matters to a Vote of Security Holders

         During the quarter ended June 30, 2001, the following matters were submitted to a vote of, and approved by, the security holders at the Company's annual general meeting held on June 18, 2001:

                                                                                             Votes
                                                                                             Abstained or
                                                          Votes For        Votes Against     Withheld
--------------------------------------------------------- ---------------- ----------------- ----------------
To appoint PricewaterhouseCoopers, LLP as auditors for    13,736724        0                 168,378
the ensuing year and to authorize the Directors of
the Company to fix the remuneration to be paid to
the auditors.
--------------------------------------------------------- ---------------- ----------------- ----------------
To elect Delbert W. Steiner as a Director for the         13,904,102       0                 1,000
ensuing year.
--------------------------------------------------------- ---------------- ----------------- ----------------
To elect David G. Thomas as a Director for the ensuing    13,904,102       0                 1,000
year.
--------------------------------------------------------- ---------------- ----------------- ----------------
To elect Marc J. Oppenheimer as a Director for the        13,904,102       0                 1,000
ensuing year.
--------------------------------------------------------- ---------------- ----------------- ----------------
To elect Luca M. Riccio as a Director for the ensuing     13,904,102       0                 1,000
year.
--------------------------------------------------------- ---------------- ----------------- ----------------

--------------------------------------------------------- ---------------- ----------------- ----------------
To elect David A. Fraser as a Director for the ensuing    13,904,102       0                 1,000
year.
--------------------------------------------------------- ---------------- ----------------- ----------------
To approve the granting of new stock options to           1,810,592        344,120           0
insiders, employees, and consultants and amend any such
stock options, and the amendment of existing stock
options granted to insiders, employees, and consultants.
--------------------------------------------------------- ---------------- ----------------- ----------------
To approve the application of the Company to the          9,709,090        1,000             0
Registrar of Corporations under the Business Corporation
Act (Yukon) for a Certificate of Continuance continuing
the Company into the Yukon.
--------------------------------------------------------- ---------------- ----------------- ----------------

Item 5.           Other Information

On June 28, 2001, the Company entered into a Letter of Understanding with Diane Garrett for services related to investor relations, corporate development and financing. The Company will pay Diane Garrett $100,000 US per year, in addition to stock options, for these services. Diane Garrett was also appointed as the Company's Vice President of Corporate Finance.

During June 2001, we signed a Memorandum of Understanding with First Choice Industries Ltd. First Choice may acquire a 40% interest in 220 of our unpatented claims in the West Picket Pin area and the middle and upper banded series of the Stillwater complex by paying us $225,000 by November 1, 2001, and by issuing to us a total of 200,000 common shares of First Choice. First Choice must also spend $425,000 on the property over four years. In the fifth year, First Choice will have the option to acquire an additional 10% interest in the property for $2,500,000. When First Choice satisfies these conditions, we will enter into a joint venture agreement to develop the property. We will be entitled to a 3% net smelter royalty if we do not participate in the development of the property after First Choice earns a 40% interest in the property. Bob Chancey is the President and CEO of First Choice, and was our Vice President of Corporate Development from January 9, 2001 until July 11, 2001. First Choice common shares are traded on the Canadian Venture Exchange under the symbol FSD.

Item 6.           Exhibits And Reports On Form 8-K [SB 601]

(a)      Exhibits

10.01    Letter of Understanding with Diane Garrett

10.02    Memorandum of Understanding between the Company and First Choice


(b) No reports on Form 8-K were filed during the quarter ended June 30, 2001.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     IDAHO CONSOLIDATED METALS CORPORATION

Date  January 28, 2002                By    "John Andrews"
                                            ------------------------------------
                                             John Andrews
                                             President and Chief Executive
                                             Officer

Date  January 28, 2002                By     "Kenneth A. Scott"
                                             -----------------------------------
                                              Kenneth A. Scott
                                              Chief Financial Officer
                                       6