Form 10QSB
period 2001-09-30
IDAHO CONSOLIDATED METALS CORP
filed 2002-01-31
CIK 886183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR l5 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2001.

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

         Yes [  ]          No [X]

         The number of shares of the issuer's Common Stock outstanding at November 26, 2001 was 37,165,623 common shares.

         Transitional Small Business Disclosure Format

         Yes [  ]          No [X]

                                TABLE OF CONTENTS                           Page

PART I - BUSINESS AND PROPERTY                                                 3

PART II -- OTHER INFORMATION                                                   3

Item 1.  Legal Proceedings                                                     3

Item 2.  Changes in Securities and Use of Proceeds                             3

Item 3.  Defaults Upon Senior Securities                                       4

Item 4.  Submission of Matters to a Vote of Security Holders                   4

Item 5.  Other Information                                                     4

Item 6.  Exhibits and Reports on Form 8-K                                      5

Signatures                                                                     6

                                     PART I

         The Company is not required to file this part pursuant to Rule 13a-13(c)(2) of the Securities Exchange Act of 1934.

                                     PART II

Item 1.           Legal Proceedings

         None.

Item 2.           Changes in Securities and Use of Proceeds

         Sales of Unregistered Securities

         Options Granted

         During the quarter ended September 30, 2001, the Company granted 1,000,000 options to purchase shares of the Company's common stock at C$0.38 per share and expiring as to 850,000 on September 5, 2006 and 150,000 on September 21, 2006. The issuance of options was exempt from registration by virtue of
Section 4(2) of the Securities Act and Rule 506 under the Securities Act. The options vest as to 25% on the grant date, 25% after six months, 25% after twelve months and the balance after eighteen months.

         Other sales

        During the quarter ended September 30, 2001, the Company issued 200,000 common shares to Platinum Fox and Emerald Chimera as partial consideration for the acquisition of the Platinum properties from Platinum Fox and Emerald Chimera pursuant to an agreement dated July 16, 1999 between the Company and Platinum Fox and Emerald Chimera ("Platinum Fox Agreement"). The price per share at the time of issuance was C$0.90, resulting in deemed proceeds of $116,069 (C$180,000). The terms of the Platinum Fox Agreement are described in the Company's Form 10-KSB for the period ended December 31, 1999, Item 2, "Platinum Fox Lease" and a subsequent amendment filed as Exhibit 10.01 to the Form 10-QSB for the period ended March 31, 2001. The issuance of common shares was exempt from registration by virtue of Section 4(2) of the Securities Act and/or Rule 506 under the Securities Act.

         During the quarter ended September 30, 2001, the Company issued 100,000 common to Chrome Corporation as partial consideration for the acquisition of the Stillwater, Montana property from Chrome Corporation pursuant to an agreement dated January 18, 2000 between the Company and Chrome Corporation ("Chrome Agreement. The price per share at the time of issuance was C$0.98, resulting in deemed proceeds of $62,512 (C$98,000). The terms of the Chrome Agreement are described in the Company's Form 10-KSB for the period ended December 31, 2000,
Item 2, "Chrome Corporation Joint Venture Agreement." The issuance of common shares was exempt from registration by virtue of Section 4(2) of the Securities Act and/or Rule 506 under the Securities Act.

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

Item 4.           Submission of Matters to a Vote of Security Holders

         None.

Item 5.           Other Information

         During the quarter ended September 30, 2001, the Company received approval from the Canadian Venture Exchange to re-price 1,500,000 outstanding incentive share purchase options to C$0.38 per share. The original expiry date on these options remains in effect. The effect was to re-price 300,000 incentive share purchase options originally set at C$1.20 and expiring March 24, 2005, 1,000,000 incentive share purchase options originally set at C$0.80 and expiring January 9, 2006, 150,000 incentive share purchase options originally set at C$0.72 and expiring March 7, 2003 and 50,000 incentive share purchase options originally set at C$1.12 and expiring May 25, 2005.

         On October 23, 2001, the Company reached an agreement with Crystallex International Corporation ("Crystallex") to terminate the January 10, 2001 Management Services Agreement effective November 15, 2001. The Management Services Agreement had provided for a monthly fee of C$15,000 and granted Crystallex 2,250,000 incentive share purchase options at C$1.08 per share, expiring January 10, 2006. The termination agreement revises the option expiry date to November 15, 2002 and eliminates the monthly fee effective November 15, 2001.

         Subsequent to September 30, 2001, the Company granted 350,000 options to purchase shares of the Company's common stock at C$0.27 per share and expiring on November 7, 2006. The issuance of options was exempt from registration by virtue of Section 4(2) of the Securities Act and Rule 506 under the Securities Act. The options vest as to 25% on the grant date, 25% after six months, 25% after twelve months and the balance after eighteen months.

Item 6.           Exhibits And Reports On Form 8-K [SB 601]

(a)      Exhibits

10.01 Termination Agreement between the Company and Crystallex International Corporation


(b)      No reports on Form 8-K were filed during the quarter ended September
         30, 2001.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 IDAHO CONSOLIDATED METALS CORPORATION

Date     January 28, 2002        By   "John Andrews"
                                      ----------------------
                                      John Andrews
                                      President and Chief Executive Officer

Date     January 28, 2002        By   "Kenneth A. Scott"
                                      ---------------------------
                                      Kenneth A. Scott
                                      Chief Financial Officer