Form 10KSB
period 2000-12-31
IDAHO CONSOLIDATED METALS CORP
filed 2002-02-01
CIK 886183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

            |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2000

             |_| TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           For the Transition Period from to __________ to __________
                        Commission File Number __________

                         IDAHO CONSOLIDATED METALS CORP.

                 (Name of Small Business Issuer in its Charter)

           British Columbia, Canada                      82-0465571
(State or other jurisdiction of incorporation or      (I.R.S. Employer
                organization)                         Identification No.)

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

The aggregate market value of the voting stock held by non-affiliates of the registrant at December 31, 2000 was C$16,585,600 (based on the closing sale price on the Canadian Venture Exchange (CDNX). on December 31, 2000). This calculation does not reflect a determination that persons are affiliates for any other purposes.

At December 31, 2000, there were 33,171,201 of the registrant's voting shares issued and outstanding.

Documents incorporated by reference:   None

Transitional Small Business Disclosure Format (check one):   Yes |_|   No |X|

                         IDAHO CONSOLIDATED METALS CORP.
                                   Form 10-KSB

                   For the Fiscal Year Ended December 31, 2000

                                TABLE OF CONTENTS
                                                                      Page
PART I                                                                 3

ITEM 1.  DESCRIPTION OF BUSINESS.....................................  3
ITEM 2.  DESCRIPTION OF PROPERTY.....................................  5
ITEM 3.  LEGAL PROCEEDINGS........................................... 35
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY................. 35

PART 11                                                               36

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...  36
ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
          OPERATION.................................................  45
ITEM 7.  FINANCIAL STATEMENTS.......................................  47
ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.......................  78

PART III                                                              78

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
         COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT..........  78
ITEM 10.  EXECUTIVE COMPENSATION....................................  80
ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT................................................  83
ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS              85
ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K..........................  86

SIGNATURES                                                            89

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

General Business Description of the Company

The Company is an exploration mining company and is primarily engaged in the acquisition, and exploration of precious metals properties. The principal precious metals targeted by the Company are Platinum group metals and gold. The Company has no Proven Reserves or Probable Reserves in any of its claims. From 1988 to 1996 the Company purchased, staked and leased gold claims in Idaho. Beginning in 1999, the Company shifted its focus to claim acquisitions and exploration for Platinum group metals ("PGMs") on the Stillwater Complex located in the Park, Sweetgrass and Stillwater Counties, Montana, by staking unpatented claims, and by obtaining leasehold interests in and/or options to purchase, explore and develop certain patented and unpatented claims located therein. The Company is maintaining its gold claims. However, gold prices are low relative to average extraction costs and the Company has suspended exploration for gold. Instead, the Company is actively exploring its Platinum group claims in Park County, Sweetgrass County and Stillwater County, Montana. Accordingly, the current principal business of the Company does not include further acquisition, exploration or development of its gold claims until such time as gold prices return to a level where further exploration and development is warranted. However, the Company intends to maintain its interest in its Gold Properties for so long as it believes that such properties may have economic value in the future. At any point in time the Company may abandon some or all of its Gold Properties if it believes that it is not in its best interest to bear the ongoing costs of property maintenance. (See Gold Properties Description below).

The Stillwater Complex hosts a geological formation known as the J-M Reef, which is a mineralized horizon containing Platinum group metals that have been traced over a strike-length of approximately 28 miles. Accordingly, the J-M Reef is known to have one of the most significant reserves of Platinum group metals outside the countries of South Africa and Russia, and is currently mined by the Stillwater

Mining Company, a publicly traded mining company that was listed on the American Stock Exchange and recently began trading on the New York Stock Exchange under the trade symbol of (SWC). In addition to the J-M Reef, the Stillwater Complex hosts 4-6 additional stratigraphic layers that appear to have anomalous Platinum group metal values. These areas include: the Picket Pin, the Basal Series (believed to be enchriched with copper/nickel), A and B Chromites, the Stillwater-Rose-Volatile Enrichment Zone (the "VEZ") and the transverse faults. The J-M Reef is located between the Picket Pin and the VEZ horizons.

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

At the end of 2000, the Company had no proven or probable reserves in any of its claims. However, the area consisting of its Montana claims indicate anomalous enrichment in the Platinum group elements and the Company will conduct drilling, sampling, trenching, assaying, geological and geophysical programs for the year 2001.

As at December 31, 2000 the Company has four full-time employees employed in the exploration and administration areas of the Company.

For a discussion of the risks associated with the Company's business, please see "Description of Properties" and "Management's Discussion and Analysis of Financial Condition and Results of Operations".

All funds are reported in U.S. dollars unless otherwise specified. Canadian funds are designated by "C$", "CDN" or "Cdn".


History of the Company

The Company was incorporated by registration of its memorandum and articles under the laws of the Province of British Columbia on September 1, 1988 under the name "Consolidated Idaho Platinum Resources Inc." The Company subsequently changed its name from "Consolidated Idaho Platinum Resources Inc." to "Idaho Consolidated Metals Corp." effective as of June 30, 1989. The Company's head and principal office is located at Suite 225 - 4299 Canada Way, B.C., Canada V5G 1H3 and its exploration office is located at 102 Two Willow Lane, Red Lodge, MT 59068.

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

Description of Property Interests

                        Platinum Group Metals Properties

The Company's Platinum group metals or "PGM" claims lie within or around the Stillwater Complex that hosts the J-M Reef. The Stillwater Complex is located in the Beartooth Moutains in south central Montana. The Stillwater Complex is situated along the northern edge of the Beartooth Plateau, which rises to elevations of over 10,000 feet. The Beartooth Plateau is deeply incised by multiple rivers and their tributaries, including the Stillwater River towards the eastern end of the Complex and the Boulder River near the western end of the Complex. Both of these rivers eroded their valley floor, resulting in deep valleys that cut into the gently undulating Beartooth Plateau.

The Stillwater Complex is a rare geological feature, composed of an assemblage of mafic and ultramafic rocks derived from a single, large, buried magma body emplaced an estimated 2.7 billion years ago. It is believed that as the molten rock cooled individual minerals crystallized sequentially, with the heavier, basic, darker minerals crystallizing first and sinking towards the bottom of the magma chamber and the lighter, more siliceous light-colored minerals crystallizing later to produce bands of norite, gabbro and anorthosite, which can be traced across most of the strike length of the Complex. Through the years, a portion of the original horizontal orientation of the Stillwater Complex was moved due to shifts in the earth's crust, as it was tilted to angles of 50 to 90 degrees north. This tilting exposed the rock of the Stillwater Complex at the surface as a series of bands and includes the J-M Reef as one of these bands. The upper layers of the Stillwater Complex have eroded to produce the essentially lenticular-shaped exposure evident today.

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

The Stillwater Complex is similar to the Merensky Reef in South Africa's Bushveld Complex. Although the known strike length of the J-M Reef is shorter than the Merensky Reef, it has a higher-grade of Platinum group metals and its economically recoverable width is significantly thicker. The Bushveld Complex has been producing Platinum group metals for more than half a century and currently hosts many operating mines. In comparison, the J-M Reef has been mined for under twenty years by one mine, which is owned and operated by the Stillwater Mining Company.

During the late 1960's and early 1970's, the Stillwater Mining Company and its predecessors, had staked claims covering most of the known portions of the Stillwater Complex. In October of 1993, due to new claim rental fee regulations imposed by the Bureau of Land Management ("BLM"), Stillwater Mining Company elected not to pay the increased claim rental fees for certain of its staked claims and abandoned in excess of 1346 claims. As a result, those claims for which Stillwater Mining Company elected not to pay the required claim rental fee were adjudicated by the BLM as relinquished.

Beginning in 1999, the Company staked 758 unpatented claims and entered into a Tri-Party Lease and Purchase Option Agreement with Platinum Fox, LLC and Emerald Chimera, LLC, for an additional 54 unpatented claims (the "Platinum Fox Lease"). The Company also continued with its land acquisition program in 2000 by staking another 912 claims on approximately 18,000 acres and entering into a joint venture with Chrome Corporation of America for 103 additional unpatented claims, 32 patented claims 21 unpatented claims upon which a patent application has been filed, all of which are contiguous to the Company's existing land holdings in Montana. The Company now has a total of 1,879 separate but generally contiguous PGM mining claims extending over approximately 32,000 acres of federal land. These claims run the length of the complex and are divided into 10 properties which are often contiguous and are designated by geographical area listed from west to east as follows: Picket Pin Property, Blakely Creek Property, Chrome Mountain Property, Iron Mountain Property, Crescent Creek Property, Mountain View Property, Nye Basin Property, Bluebird Property, Black Butte Property, and the East Millsite Property.

The properties are listed below from west to east:

Picket Pin Zone

The Company holds 795 unpatented claims ("Picket Pin Claims"), covering approximately 13,750 acres. The Picket Pin Claims are located along the stratigraphic subdivisions between the Middle Banded series and the Upper Banded series of the Stillwater Complex, over a 12 mile strike length. The Picket Pin Claims are contiguous and span from Picket Pin Creek on the east-end of the Picket Pin Zone to Contact Creek, 1.5 miles west of the Boulder River.

The Picket Pin Zone shows anomalous enrichment in the Platinum group metals and is located north and parallel to the J-M Reef, which is being developed by the Stillwater Mining Company as the East Boulder Project. The East Boulder Project is a $370 million dollar capital project consisting of a mine with twin 18,500 foot adits collared on the East Boulder River and processing and support facilities for the crushing and concentration of ore that will develop the western portion of the J-M Reef.

The Company has yet to conduct any substantial drilling or assay programs on the Picket Pin Claims, and therefore, has no Probable or Proven Reserves. However, the Form 10-K of Stillwater Mining Company for 2000 states that the East Boulder Project consists of 13,300,000 tons of probable reserves with a grade of 0.63 ounces per ton Platinum and Palladium. Given the geologically close proximity of the East Boulder Project to the Picket Pin Claims, the Company plans to conduct drilling, assaying, trenching, geological and geophysical programs to determine whether its claims possess economic mineralization in Platinum group metals.

Blakely Creek Property

The Company has staked 56 unpatented claims between the Boulder River and Chrome Mountain to the east, covering approximately 960 acres. The Blakely Creek claims run parallel to the strike-length of the J.M. Reef for 1.3 miles, contiguous with Stillwater Mining Company's patented ground and are also contiguous with the Chrome Mountain property to the east.

The project area contains indications of several promising styles of mineralization. The claims are located directly south of Stillwater Mining Claims that are over the J-M Reef. Based on review of previous geologic investigations and studies, the area also appears to have some structural complexities consisting of transverse faults perpendicular to the strike of the J-M Reef with lateral offsets as well as thrust faults that have shifted the mineral horizon. The transverse faults developed during the late stages of crystallization and formation of the layers that comprise the Stillwater Complex. These faults are significant for two reasons. Firstly, the faults displace the horizons of known mineralization either north or south. In areas of glacial cover, which masks the geology, these faults provide the possibility that areas of known mineralization may have shifted onto the Company's claims. Secondly, the faults acted as conduits for late stage mineralizing fluids which formed the VEZ horizon and may have enriched portions of the J-M Reef

The Company sampled rocks near the J-M Reef horizon in Blakely Creek in August 1999. Several of the samples returned with anomalous assays. Three samples contained a combined Pt+Pd+Rh value between 0.269 and 0.962 ounces per ton. The interpretation of the airborne geophysics in this area shows a signature very similar to the geophysical signature of the J-M Reef in known areas.

The Company plans to conduct drilling, assaying, trenching, geological and geophysical programs along the various horizons to discern whether these claims are host to the J-M reef and to determine the amount of enrichment of Platinum group metals in the "A" & "B" chromites as well as better defining the extent of copper and nickel resources and the amount of PGM's associated with these resources. The permits to drill three sites have been obtained from the District Office of the Gallatin National Forest, located in Big Timber, Montana.

Chrome Mountain Property

The Company has staked 167 unpatented claims on Chrome Mountain and has obtained a leasehold interest in an additional 54 claims pursuant to the Platinum Fox Lease. In total, the staked claims and leased claims cover approximately 3,800 acres. The Company's Chrome Mountain claims run contiguously parallel to the strike-length of the J-M Reef for 7 miles, adjoining Stillwater's patented ground.

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

The results from this exploration program led the Company to seek to add other claim groups to increase its property package during 2000. The Company plans to continue evaluating these claims and mobilize drill crews in spring of 2001.

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

Chimera, LLC, the current tenant; and (3) the Company, which is the subtenant. The Platinum Fox Lease calls for five successive one-year terms that must be renewed each year. The Company is responsible for the payment of all assessments, permits, taxes and BLM fees required to maintain the leased claims in good standing, the payment of which is credited to the annual minimum exploration expenditures set forth below. In addition, the Company must make cash payments, stock grants and exploration expenditures over the five-year period of the lease as follows:

---------- ----------------- ------------------------------------------------------- -------------------------------
  Year       Cash Payment                         Stock Grant                              Cumulative Minimum
                                                                                        Exploration Expenditures
---------- ----------------- ------------------------------------------------------- -------------------------------
1999       $19,500           150,000  common shares upon execution of Lease (issued  $0 during fiscal 2000)
---------- ----------------- ------------------------------------------------------- -------------------------------
2000       $0                200,000  common  shares upon renewal of Lease  (issued  $50,000 during fiscal 2000)
---------- ----------------- ------------------------------------------------------- -------------------------------
2001       $0                200,000 common shares upon renewal of Lease             $120,000
---------- ----------------- ------------------------------------------------------- -------------------------------
2002       $0                375,000 common shares upon renewal of Lease             $210,000
---------- ----------------- ------------------------------------------------------- -------------------------------
2003       $0                575,000 common shares upon renewal of Lease             $210,000
---------- ----------------- ------------------------------------------------------- -------------------------------

The stock grants are due by June 16 in each year, upon renewal of the lease.

The minimum exploration expenditures are cumulative and must be completed by June 10 of each year of the lease.

Through December 31, 2000, approximately $370,000 had been expended on the property including the acquisition cash payments of $20,000 and the issuance of 350,000 common shares during fiscal 2000, as required for the years 1999 and 2000, at a deemed price of $234,856, upon receipt of the required regulatory approval from the CDNX. The remaining expenses, within the $370,000 total, included staking and filing costs of approximately $12,800 and $100,300 expended on geological, geophysical, assaying and survey costs for a total of approximately $113,100 expended on qualifying exploration expenditures under the Platinum Fox Lease.

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

This Agreement also contains an Area of Interest provision, which provides that, if any of the parties stake additional mining claims within a one-mile radius of the Platinum Fox Claims, such claims shall be deemed to be included as part of the Platinum Fox Claims for the purpose of the Agreement and calculation of net smelter royalties. However, all other staked claims owned by the Company in the Area of Interest, were staked prior to entering the Platinum Fox Lease Agreement. In addition, this Area of Interest provision does not apply to claims held or acquired through a joint venture, where claims were contributed by a joint venture participant other than the Company.

Iron Mountain Property

The Company has staked 237 unpatented claims on Iron Mountain. In total, these various claims cover approximately 4,000 acres. The Iron Mountain claims contiguously run parallel to the strike-length of the J.M. Reef for 5.5 miles, adjoining Stillwater's patented ground. The claims cover the geological features known as the Upper Banded and Lower Banded series, the Ultra-Mafic unit and the Basal Zone. The J-M Reef is hosted in the Lower member of the Banded Series, while the VEZ horizon is located at the contact between the Banded Series and the Ultra-Mafic series. The nickel and copper sulfide mineralization is hosted in the Basal zone.

These Iron Creek Claims are adjacent to the claims patented by the Stillwater Mining Company and are placed to intersect and test the J-M Reef. The claims are also contiguous with 17 claims controlled under a Joint Venture agreement with Chrome Corp. of America described within the Crescent Creek Property.

The project area has indications of several promising styles of mineralization. The claims are located directly south of Stillwater Mining Claims that are over the J-M Reef. The J-M reef is masked by gravel cover and older sediments in some areas, but based on geologic projection and geophysical testing, it appears that the J-M Reef is shifted onto the Company claims in several areas. Based on review of previous geologic investigations and studies, the area appears to have some structural complexities consisting of transverse faults perpendicular to the strike of the J-M Reef with lateral offsets as well as thrust faults that have shifted the mineral horizon. The transverse faults developed during the late stages of crystallization and formation of the layers that comprise the Stillwater Complex. These faults are significant for two reasons. Firstly, the faults displace the horizons of known mineralization either north or south. In areas of glacial cover, which masks the geology, these faults provide the possibility that areas of known mineralization may have shifted onto the Company's claims. Secondly, the faults acted as conduits for late stage mineralizing fluids which formed the VEZ horizon and may have enriched portions of the J-M Reef. The thrust faults represent a different style of faulting that is younger in age. These faults tend to be flatter and are parallel to the layering in the rock, which leads to repetition of the rocks and the mineralized horizons. The VEZ horizon has also been detected through geophysics directly south of the J-M Reef on the Company claims and is an untested horizon. The "G" &"H" chromite horizons located between the VEZ horizon and the "A"&"B" chromites are also in this area and have not been systematically explored, although they may be an important source of Chromium. There are significant Platinum and Palladium assays associated with the "A" & "B" chromites along the length of the complex. The Basal Zone is host to nickel and copper mineralization. The airborne geophysics is effective at detecting the sulfide mineralization associated with this horizon and has traced the zone of mineralization for several miles.

Sampling on the Iron Creek claims has located a Platinum and Paladium rich horizon associated with the "A" & "B" chromites. Several samples were greater than 0.3 opt and one sample assayed 3.0 opt.

We plan to conduct drilling, assaying, trenching, geological and geophysical programs along the various horizons to discern whether these claims are host to the J-M reef and to determine the amount of enrichment of Platinum group metals in the VEZ and "A" & "B" chromites as well as better defining the extent of copper and nickel resources and the amount of PGM's associated with these resources. Permits have been received from the Custer National Forest District office located in Red Lodge, Montana for 13 drill sites along the various target horizons. Several drill holes can be drilled from each site if needed.

Crescent Creek Property

The 17 claims are located southeast of Iron Mountain and are directly south and contiguous with the Iron Creek Property Claims. These 17 claims are controlled under a Joint Venture agreement with Chrome Corp. of America. In total, these claims cover approximately 300 acres.

Mineral showings on Chrome Corporation's claims are the PGM bearing chromitite seams within the Ultra-mafic stratigraphy. The PGM bearing "A" and "B" chromitite seams run the length of the claim group and beyond. ICMC focused attention on the "A" and "B" chromitite seams after recognition of similarities with the UG2 chromitite seam in the Bushveld Complex. MacDonald (1988) reported reserves for the UG-2 at 3,700 million tonnes with a grade of 8.71 grams per tonne total PGE + gold for a total of 32,227 tonnes of contained PGE + gold. Assay results from the 1999 reconnaissance mapping and sampling program confirmed the concept. The "A" and "B" chromitite seams have been mapped and can be traced along the length of the claim group (Page and Nokleberg, 1974). Chrome Corporation has drill intercepts of the chromite seams at Crescent Creek. ICMC staked claims over the trend from Crescent Creek to the westernmost exposures of the Stillwater Complex to cover the remainder of the trend. The "A" and "B" chromites seams have never been mined.

The Company plans to conduct drilling, assaying, trenching, geological and geophysical programs along these claims to determine the amount of enrichment of Platinum group metals in the "A" & "B" chromites. Permits have been received from the Custer National Forest District office located in Red Lodge, Montana for 3 drill sites along the target horizon. Several drill holes can be drilled from each site if needed.

Mountain View Property

The 132 claims are located east of Bluebird Mountain and west of the Stillwater River and are directly south and contiguous with Stillwater Mining Company claims. These 132 claims are controlled under a Joint Venture agreement with Chrome Corp. of America. In total, these claims cover approximately 2,200 acres.

The Mountain View Claims are adjacent and directly south of the claims patented by the Stillwater Mining Company and are within 0.3 miles of its Stillwater Mine, which produces in excess of 400,000 ounces of Platinum and Palladium annually. This production comes from the J-M Reef which is the highest grade PGM deposit in production in the world.

Research related to the "A" and "B" chromitite, nickel-copper resources drilled by Anaconda Mining, and an analysis of land holdings in the Complex resulted in talks and an eventual joint venture agreement between ICMC and Chrome Corporation of America in early 2000. CCA's holdings include approximately 2.6 miles of strike length of a combination of the platiniferous "A" and "B" chromitite stratigraphy and nickel-copper mineralization hosted within the Basal series of the Stillwater Complex. The nickel-copper mineralization may also host PGE mineralization. Rights to explore CCA ground and a wealth of historical data resulted from the joint venture. The Mouat Mine and the Nye Basin occurrence are located on patented claims controlled by CCA.

The project area has indications of several promising styles of mineralization. The claims are located directly south of Stillwater Mining Claims that are over the J-M Reef. The eastern extension of the J-M Reef is masked by gravel cover and older sediments, but based on geologic projection and geophysical testing, it appears that the J-M Reef continues to the east on the Company claims. Based on review of previous geologic investigations and studies, the area also appears to have some structural complexities consisting of transverse faults perpendicular to the strike of the J-M Reef with lateral offsets as well as thrust faults that have shifted the mineral horizon. The transverse faults developed during the late stages of crystallization and formation of the layers that comprise the Stillwater Complex. These faults are significant for two reasons. Firstly, the faults displace the horizons of known mineralization either north or south. In areas of glacial cover, which masks the geology, these faults provide the possibility that areas of known mineralization may have shifted onto the Company's claims. Secondly, the faults acted as conduits for late stage mineralizing fluids which formed the VEZ horizon and may have enriched portions of the J-M Reef The thrust faults represent a different style of faulting that is younger in age. These faults tend to be flatter and are parallel to the layering in the rock, which leads to repetition of the rocks and the mineralized horizons. The VEZ horizon has also been detected through geophysics directly south of the J-M Reef on the Company claims and is an untested horizon.

Original exploration work on the Stillwater Complex was focused on gossans associated with the nickel-copper mineralization and generated the first interest in the Complex in 1883. The majority of the nickel-copper exploration occurred on the Mouat area, which lies within the Mountain View Property, as this is the only area in the entire Complex where the Basal series rocks are exposed on surface. Several adits were driven into the mineralized outcrops including the Mouat Tunnel. The property was brought to the attention of the Anaconda Minerals Company in the early 1920s. In 1937 Anaconda drilled 6,432 feet in 11 holes. In 1939, 1940, and 1941 the U.S. Bureau of Mines drilled 5,981 feet in eight holes. In 1965 Anaconda began another investigation of the property. From 1967 to 1970 a total of 92,041 feet of core from 95 holes was drilled. The Mouat Tunnel was begun in September 1970, and advanced 1,547 feet before work stopped in July 1971. Political and economic factors forced the Anaconda Company to cut back on their exploration efforts at this time. In 1977 Anaconda drilled an additional 13 holes totaling 3,898 feet. In June, 1978, the Anaconda Minerals Company conducted a helicopter-borne precision proton-magnetometer survey over the entire Stillwater Complex (MBMG Special Publication 92, pp. 77-81). Based on this work copper and nickel resources are estimated to be 23 million tons grading 0.5% nickel and 0.55% copper. The mineralization remains open in several directions and is an excellent target for ongoing exploration.

Fieldwork commenced near mid April, 2000. The early work consisted of organizing and inventorying core and coarse reject samples at the Mountain View Mine site. As the Company had no documentation regarding the samples and it was considered a priority to determine whether there are anomalous Platinum and Palladium numbers associated with the nickel-copper mineralization of the Basal series - the Company began systematically sampling core from drillholes with high-grade copper or nickel intercepts from the Mouat area on the Mountain view Property, as well as the Nye Basin Property, and the Black Butte Property area. Unsampled mineralized areas were observed in several drill holes. Sampling of these intervals was initiated. Fieldwork consisted of mapping and sampling the "Hamslice", and the "A" and "B" chromites in the Mountain View Property.

Drilling was initiated to follow up on an Anaconda hole drilled in the early 1970's which returned anomalous Platinum and Palladium over an unusual interval (24.5' with 0.15 opt Pt and 0.02 opt Pd). The drill program commenced July 7, 2000 and three drill holes were completed. The first hole (a twin of Anaconda drill hole M-380-321) was drilled to a depth of 499 feet. The ICMC-00-1 hole intercepted very thick intervals of altered olivine cumulate with bronzite oikocrysts and intervals with up to 4% disseminated pyrrhotite. This hole looked interesting enough that a second hole was drilled approximately 70 feet to the southeast of the first to a total depth of 493 feet. The second hole (ICMC-00-2) intersected the same lithologies as ICMC-00-1 and contains similar amounts of sulfides. A third hole (ICMC-00-3) was drilled as a twin to M-389-337, which intersected elevated copper and nickel mineralization within a short distance of surface and carried elevated values to nearly 300 feet. The twin hole was drilled to a depth of 353 feet to confirm the copper and nickel mineralization and to evaluate the potential for Platinum and Palladium mineralization associated with the nickel-copper mineralization. The drilling was successful in determining that anomalous PGM's are associated with the nickel and copper mineralization and a 4 foot interval (195 to 199 feet) returned 0.0313 ounces per ton of Platinum and Palladium.

The Company plans to conduct drilling, assaying, trenching, geological and geophysical programs along the various horizons to discern whether these claims are host to the J-M reef and to determine the amount of enrichment of Platinum group metals in the VEZ and "A" & "B" chromites as well as better defining the extent of copper and nickel resources and the amount of PGM's associated with these resources.

         Chrome Corporation Joint Venture Agreement

In February 2000, the Company entered into a joint venture agreement ("PGM Venture") with Chrome Corporation of America ("Chrome Corp."), a Delaware corporation wholly owned by Boulder Group N.L., an Australian public company. Chrome Corp. owns 17 unpatented claims and is the lessee of a total of 86 unpatented claims, 32 patented claims and 21 unpatented claims upon which a patent application has been filed. The claims are located in Stillwater and Sweet Grass counties, Montana, known as the Basal Zone, Mountain View and Crescent Creek claims (the "Chrome Property"). The purpose of the PGM Venture is to conduct exploration, evaluate possible development and, if feasible, engage in development and mining operations and marketing products with respect to the 156 claims.

The term of the PGM Venture is for 20 years, with the Company having a 5 year earn-in period as follows:

------------------------------ ------------------------------------------------ --------------------------------------
          Due Date                           Annual Expenditure                        Cumulative Expenditure
------------------------------ ------------------------------------------------ --------------------------------------
      By March 31,2001                            $200,000                                    $200,000
------------------------------ ------------------------------------------------ --------------------------------------
      By March 31,2002                            $400,000                                    $600,000
------------------------------ ------------------------------------------------ --------------------------------------
      By March 31,2003                            $500,000                                   $1,100,000
------------------------------ ------------------------------------------------ --------------------------------------
      By March 31,2004                            $500,000                                   $1,600,000
------------------------------ ------------------------------------------------ --------------------------------------
      By March 31,2005                            $500,000                                   $2,100,000
------------------------------ ------------------------------------------------ --------------------------------------
                       Total:     $2,100,000 = 55% interest in the venture
------------------------------ ------------------------------------------------ --------------------------------------

5% of the Company's administrative costs in performing exploration work and maintaining the claims governed by the PGM Venture can be credited towards the total annual expenditure requirements.

In addition to the expending the foregoing amounts, the Company made a cash payment in the amount of $5,000 upon signing and must make annual payments of stock as follows:

Upon receipt of regulatory approval - 100,000 Common Shares (issued during fiscal 2000) By January 31, 2001 - 100,000 Common Shares (issued during fiscal
2000)

By January 31, 2002 - 100,000 Common Shares
By January 31, 2003 - 100,000 Common Shares
By January 31, 2004 - 100,000 Common Shares

In the event the Company fails to meet its annual expenditure requirements or fails to pay the annual payments of stock when due, Chrome Corp. may terminate the agreement prior to the earn-in period and the Company will lose any interest it has earned in the PGM Venture.

After the Company has completed its earn-in of 55% of the PGM Venture, each participant will have 60 days to elect to continue participating in the PGM Venture by contributing its pro-rata share for each exploration and drilling program and budget determined by the Management Committee; or withdraw from PGM Venture and convert its interest to a 5% net smelter return.

After the Company's earn-in is complete, each participant of the PGM Venture may elect to reduce its participation in an adopted drilling program and budget to some lesser amount than its interest in the PGM Venture or not at all. If a participant elects to contribute less or not participate, then its interest in the PGM Venture shall be diluted accordingly. Consequently, if Chrome Corp. elects not to participate in an adopted program and budget, the Company may be faced with funding an entire program and budget on 30 days notice.

If any participant defaults in making contributions, the other participant may make such contribution on behalf of the defaulting participant, and be treated as a loan to the defaulting participant and bear interest at prime rate plus 2% and constitute a lien and secured by assets of the PGM Venture.

If any participating interest is diluted to 10% or less by a participant's affirmative election not to contribute all or some portion of an approved program and budget, such participant will be deemed to have withdrawn from the PGM Venture and this Agreement will terminate, with all of the PGM Venture's assets vesting in the remaining participant. However, the diluted participant shall have an ongoing right to receive 115% reimbursement of its actual or deemed expenditures contributed hereunder, payable only from a 5% Net Smelter Return Royalty.

Prior to completion of the Company's earn-in, the management of the PGM Venture is vested in a management committee comprised of 1 representative from the Company and 1 representative of Chrome Corp., which is to meet at least once a year. The management committee is to determine overall policies, objectives, procedures, methods and actions to be performed under the PGM Venture. In the event of a deadlock, the appointed manager, which is the Company, is to cast the deciding vote. After the Company's earn-in is complete, each participant shall have a vote equal to its participating interest in the PGM Venture. All decisions are to be made by simple majority vote.

The authority to carry out and execute the management committee's decisions is vested in the Company, which includes the following duties:

-  Direct manager operations
-  Purchase materials, supplies and equipment
-  Obtain warranties and guaranties
-  Keep assets free and clear of all liens
-  Conduct title exam and cure title defects
-  Payments for all leases, licenses, permits, contracts related to Assets
-  Pay all taxes, assessments and like charges on operations and Assets
-  Maintain insurance - L&I, workmen's comp, general liability

Either party may withdraw from the PGM Venture by giving 45 days' advance written notice. The withdrawing participant must transfer its interest in and to the assets of the PGM Venture and this Agreement to the remaining participant without additional consideration. The withdrawing participant is still responsible for liabilities arising from operations conducted prior to withdraw. The withdrawing participant's share of liabilities shall be equal to its interest in the PGM Venture at the time such liability was incurred. Each participant is responsible for continuing obligations until final settlement of all accounts and for liability arising from operations during term of Agreement. Any participant that withdraws from the PGM Venture cannot compete directly or indirectly by acquiring property within the Area of Interest for 2 years.

The Company has a right of first refusal for the purchase of Chrome Corp.'s interest in the PGM Venture, the property interests therein and Chrome Corp.'s interest in the "G" and "H" Chromites Claim, which is not subject to the PGM Venture.

The PGM Venture also contains an Area of Interest provision, which provides that the production royalty due and payable includes any claims that are acquired within a 2 mile radius of the claims subject to the PGM Venture. Claims acquired through staking, leasing, options or through joint ventures subsequently entered into after February 1, 2000, are subject to this provision.

At the end of 2000, the Company had expended approximately $489,200 on the subject property, which included staking and filing costs of approximately $14,800, project administration charges of approximately $19,400, expenditures for preliminary exploration, drilling and mapping of approximately $376,600, a cash payment of $5,000 on signing the PGM Venture agreement and the lease payments for the property agreements underlying the claims held by the PGM Venture of $12,000. The underlying agreements are agreements between Chrome Corp. and the actual owners of the claims held by the PGM Venture, referred to as the Chrome Lease and the Nickel/Copper Lease. The Company also issued 200,000 common shares during fiscal 2000, as required for the years 2000 and 2001, at a deemed price of approximately $61,400, upon receipt of the required regulatory approval from the CDNX.

         -Chrome Lease-

As part of its on-going obligations under the PGM Venture, the Company must maintain in good standing, on behalf of Chrome Corp., a Revised Agreement dated May 1,1999 between Chrome Corp. and various individual parties ("Chrome Lease"). Of the claims contributed to the PGM Venture, the Chrome Lease governs 1 patented claim, 78 unpatented claims and 21 unpatented claims upon which a patent application has been filed.

The May 1, 1999 Revised Agreement further amends earlier agreements dated August 5, 1996, July 23, 1993 and the original lease agreement dated August 5, 1988 and extends the lease expiry to August 5, 2006.

The series of agreements result in the lessor being required to:

- Pay all government imposed fees required to maintain the unpatented mineral claims in good standing;
-  Pay for the spraying of noxious weeds as required by law; and
- Pay the lessees a one-time cash payment of $500,000 upon a decision to commence construction leading to commercial production. Commercial

The Chrome Lease further provides for the payment of production royalties as follows:

- Chromite mined from the Property shall be subject to a 12 cent per unit of 20 pounds of chromium oxide contained in ore or concentrate produced, removed or sold from the property; and

- All other minerals mined from the Property shall be subject to a 5% net smelter return royalty if sold to a mill or net income if not sold to a mill or smelter, from the sale of all ores and concentrates other than chromite.

Net smelter return royalty means the amount received from a mill or smelter upon the sale of such ores or concentrates after deducting the gross value of the cost of milling, smelting and transportation to the mill or smelter. Net income means the amount received by Chrome Corp. from a purchaser of ores or concentrates other than a mill or smelter, less the costs of milling and transportation.

         -Nickel/Copper Lease-

As part of its on-going obligations under the PGM Venture, the Company must also maintain in good standing, on behalf of Chrome Corp., the lease between Chrome Corp. and Mouat Nickel Mines, Inc., William G. Mouat and Fort Stockton Investments, Inc., dated January 1, 2000 ("Nickel/Copper Lease"). The Nickel/Copper Lease governs the 31 patented claims and 8 unpatented claims contributed to the PGM Venture.

The initial term of the Nickel/Copper Lease is 5 years, and will continue in full force and effect so long as ore bearing materials are produced from the subject property in commercial quantities, which is defined as production of not less than 100,000 tons of ore in any production year. If no commercial quantities are being produced from the property by the end of the initial 5 year term, Chrome Corp. has the right to extend the Nickel/Copper Lease for an additional 5 years, provided that it has given 60 days advance notice prior to the expiration of the initial term, without additional consideration.

All Minerals mined from the Property shall be subject to a 5% net smelter return royalty if sold to a mill or net income if not sold to a mill or smelter, from the sale of all ores and concentrates other than chromite. Net smelter return royalty means the amount received from a mill or smelter upon the sale of such ores or concentrates after deducting the gross value of the cost of milling, smelting and transportation to the mill or smelter. Net income means the amount received by Chrome Corp. from a purchaser of ores or concentrates other than a mill or smelter, less the costs of milling and transportation.

The Company is also responsible for all lease payments due under the Nickel/Copper Lease as follows:

Year 2000 - $1,000 per month

Year 2001 - $2,000 per month

Year 2002 - $2,500 per month

Year 2003 - $2,500 per month

Year 2004 - $2,500 per month

The Company is current on all payments due under the Nickel/Copper Lease. In addition, the Company is responsible for payment of all taxes levied on the property during the Lease. The Company must also comply with the requirements of state and federal statutes with respect to BLM Fees or Assessment work upon all unpatented claims within the subject property.

Nye Basin Property

The Company holds 131 unpatented claims and 6 patented claims ("Nye Basin Claims") covering approximately 2,350 acres in the area known as the Nye Basin Mountain. The property consists of 129 claims staked and wholly owned by Idaho Consolidated Metals Corp. and 8 patented and unpatented claims controlled through a joint venture with Chrome Corp. of America. The Nye Basin Property is located directly east of the main stem of the Stillwater River, which flows northerly across the Stillwater Complex. The claims consist of a contiguous block, having a 3.8 -mile strike-length over the Banded series, the Ultra-Mafic series and the Basal Zone. The J-M Reef is hosted in the Lower member of the Banded Series, while the VEZ horizon is located at the contact between the Banded Series and the Ultra-Mafic series. The nickel and copper sulfide mineralization is hosted in the Basal zone. The Nye Basin Claims are adjacent and directly south of the claims patented by the Stillwater Mining Company and are within 0.2 miles of its Stillwater Mine, which produces in excess of 400,000 ounces of Platinum and Palladium annually.

ICMC became interested in the Nye Basin prospect after it was discovered that Anaconda had drilled a resource of 92 million tons of low grade nickel-copper mineralization (MBMG Special Publication 92) and the observation that Platinum and Palladium in the complex is often associated with pyrrhotite. Pyrrhotite is the dominant sulfide within the nickel-copper mineralization. The nickel-copper exploration had taken place before the discovery of the J-M Reef and there was no evidence that the core had been systematically sampled for PGM's. The only known surface exposures of the Basal series host rocks are on the Mouat property. This property was and is controlled by Chrome Corporation of America.

A great deal of the original Anaconda data regarding the drilling and reserve calculations in Nye Basin was acquired. A total of 23 holes had been drilled in the basin. All of the holes were drilled in the Basal series horizon (at that time Anaconda did not differentiate the Basal series from the footwall hornfels with igneous dikes and sills). Several ore reserve calculations have been generated based upon the limited drilling. Anaconda also attempted to access the mineralization from an adit at the 7400' level, which fell short of the targeted stratigraphy because of water problems.

Many of the coarse rejects from the Nye Basin drilling were located at the Mountain View Mine. A total of 1250 coarse reject samples from Nye Basin, Mouat, and Benbow drill holes were sampled in the spring of 2000. In general the sample results duplicated the Anaconda results, however the results were consistently about 10% lower than the Anaconda assays. In the process of inventorying the core stored at the Mouat Ni/Cu Mine portal, several holes of Winkie drill core from the Nye Basin were discovered labeled NB85-1 through NB85-5. Upon inspection, it was discovered that the core had never been sampled and that there were good chromite intervals in several of the holes. The holes were taken up to the core logging facility and split with a diamond saw and then sampled. The assays showed several anomalous horizons - the best running over 19 grams per ton combined Platinum and Palladium.

We plan to conduct drilling, assaying, trenching, geological and geophysical programs along the various horizons to discern whether these claims are host to the J-M reef and to determine the amount of enrichment of Platinum group metals in the VEZ and "A" & "B" chromites as well as better defining the extent of copper and nickel resources and the amount of PGM's associated with these resources. At this time five in-road drill sites with water management sumps are approved in Nye Basin. The bond for these sites is $3,000.

Bluebird Property

The Company has staked 25 unpatented claims on Bluebird Mountain. In total, these various claims cover approximately 425 acres. The Bluebird Mountain claims contiguously run parallel to the strike-length of the J.M. Reef for 1.5 miles, adjoining Stillwater's patented ground. The claims cover portions of the geological features known as the Lower Banded series, the Ultra-Mafic unit and the Basal Zone. The J-M Reef is hosted in the Lower member of the Banded Series, while the VEZ horizon is located at the contact between the Banded Series and the Ultra-Mafic series. The nickel and copper sulfide mineralization is hosted in the Basal zone.

The Bluebird Mountain Claims are adjacent and directly south of the claims patented by the Stillwater Mining Company and are within 0.2 miles of its West Fork Adit, the claims are placed to intersect and test the J-M Reef. The claims are also contiguous with claims controlled under a Joint Venture agreement with Chrome Corp. of America described previously as the Mountain View Property.

The project area has indications of several promising styles of mineralization. The Fclaims are located directly south of Stillwater Mining Claims that are over the J-M Reef. The J-M reef is masked by gravel cover and older sediments in some areas. Based on review of previous geologic investigations and studies, the area appears to have some structural complexities consisting of transverse faults perpendicular to the strike of the J-M Reef with lateral offsets as well as thrust faults that have shifted the mineral horizon. The transverse faults developed during the late stages of crystallization and formation of the layers that comprise the Stillwater Complex. These faults are significant for two reasons. Firstly, the faults displace the horizons of known mineralization either north or south. In areas of glacial cover, which masks the geology, these faults provide the possibility that areas of known mineralization may have shifted onto the Company's claims. Secondly, the faults acted as conduits for late stage mineralizing fluids which formed the VEZ horizon and may have enriched portions of the J-M Reef The thrust faults represent a different style of faulting that is younger in age. These faults tend to be flatter and are parallel to the layering in the rock, which leads to repetition of the rocks and the mineralized horizons. The VEZ horizon has also been detected through geophysics directly south of the J-M Reef on the Company claims and is an untested horizon. The "G" &"H" chromite horizons located between the VEZ horizon and the "A"&"B" chromites are also in this area and have not been systematically explored, although they may be an important source of Chromium. There are significant Platinum and Palladium assays associated with the "A" & "B" chromites along the length of the complex. The Basal Zone is host to nickel and copper mineralization. The airborne geophysics is effective at detecting the sulfide mineralization associated with this horizon and has traced the zone of mineralization for several miles.

The Company plans to conduct limited drilling, assaying, trenching, geological and geophysical programs along the various horizons to discern whether these claims are host to the J-M reef and to determine the amount of enrichment of Platinum group metals in the VEZ and "A" & "B" chromites as well as better defining the extent of copper and nickel resources and the amount of PGM's associated with these resources.

Black Butte Property

The Company holds 220 unpatented claims ("Black Butte Claims") covering approximately 3,740 acres in the area known as the Black Butte Mountain. The Black Butte Mountain is located east of the main Stillwater River, which is within the Stillwater Complex. The claims consist of three contiguous blocks, having an 8 mile strike length over the geological features known as the Upper Banded and Lower Banded series, the Ultra-Mafic unit and the Basal Zone. The J-M reef is hosted in the Lower member of the Banded Series, while the VEZ horizon is located at the contact between the Banded Series and the Ultra-Mafic series. The nickel and copper sulfide mineralization is hosted in the Basal zone. These Black Butte Claims are adjacent to the claims patented by the Stillwater Mining Company and are within 4 miles of the Stillwater Mine, owned and operated by the Stillwater Mining Company.

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

The Company plans to conduct drilling, assaying, trenching, geological and geophysical programs along the various horizons to determine whether these claims are host to the J-M reef and to determine the amount of enrichment of Platinum group metals in the VEZ and "A" & "B" chromites as well as to define the extent of copper and nickel resources and the amount of PGM's associated with these claims.

East Millsite Property

We hold 39 unpatented claims ("Eastmill Claims") covering approximately 180 acres in the area known as the old Anaconda mill site. The mill site is located east of the main stem of the Stillwater River, which is within the Stillwater Complex and north of Black Butte. The claims are 5 acre mill site claims staked to control the best logical mill site area to develop the eastern portion of the J-M Reef. These Eastmill Claims are adjacent to the Black Butte Claims and are within 6 miles of the Stillwater Mine, the only currently producing mine on the J-M Reef.

As exploration work progresses and economic resources are defined on the eastern end of the Stillwater Complex, the property is situated to control the area most suitable for the construction of a new mine and mill.

                                 Gold Properties

Until the elimination of the Gold Standard, gold was the principal medium of international monetary exchange, but its role has changed significantly in recent years. The United States monetary system functioned on the Gold Standard with a fixed rate of $35 per ounce. After leaving the gold standard and U.S. citizens being granted the right to own gold, the U.S. gold market grew rapidly and the price of gold skyrocketed to a high of $850 per ounce in January 1980. Since that time, the price of gold has fluctuated downwardly. Gold had an average selling price of $279 per ounce in 2000.

Gold has been mined in virtually every State but has been concentrated in the following 15: Alaska, Arizona, California, Colorado, Idaho, Michigan, Montana, Nevada, New Mexico, North Carolina, Oregon, South Carolina, South Dakota, Utah, and Washington.

End uses for gold include jewelry and the arts, dental, and industrial products. Although the majority of refined gold is used in jewelry manufacturing, gold is becoming increasingly important in other industries. Gold has superior electric and thermal conductive properties, reflects infrared radiation and most of the visible spectrum, alloys easily with other metals, and resists corrosion and tarnishing. These characteristics make gold valuable in high-technology products such as computers, communications equipment, and spacecraft. In addition, gold has high malleability and ductility, making it extremely easy to work. In the electronics industry, gold is used in printed circuit boards, connectors, keyboard contacts, miniaturized circuitry, and in semiconductors.

The Orogrande Shear Zone in Idaho

The Company controls three properties that lie along the 26-mile Orogrande Shear Zone, which include (running from north to south): Buffalo Gulch, Deadwood and the Petsite/Friday Properties.

The Orogrande Shear Zone ("Shear Zone") features a prominent structural break of a contiguous rock formation caused by adjacent parts of the rock formation moving past each other and parallel to the plane separating them, causing 6,000,000 year old metamorphic rocks to be intruded by younger/ softer rocks. The instrusions then formed small dykes, sills, irregular lensoid bodies and breccias within the country rocks. The resulting alteration formed a gold anomalous zone, extending for approximately 26 miles north and south near Elk City, Idaho.

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

The Company's material gold property interests comprise of 302 claims located in the Orogrande and Elk City Mining Districts of Idaho County, Idaho. The three properties located along the 26-mile Orogrande Shear Zone from north to south include: Buffalo Gulch, Deadwood and the Petsite/Friday properties. Up until August 2000, the Petsite Property and the Friday Property were the subject of a joint venture agreement between the Company and Kinam Gold, Inc. ("Kinam Gold"), dated May 20, 1996 (the "Petsite Venture"). Likewise, the Deadwood Property was the subject of another joint venture agreement between the Company and Kinam Gold, dated June 13, 1997 ("Orogrande Venture").

Cancellation of the Petsite and Orogrande Ventures

In August 2000, Kinam Gold assigned all of its interests in and to the Petsite Venture, the Orogrande Venture, the claims it had contributed to each joint venture and all underlying options and interests in the properties comprising each joint venture back to the Company for $100,000. As part of this assignment, the Company's obligation with respect to carried costs in each of the joint ventures was cancelled. The Company now owns an undivided 100% interest in each of the staked, leased or optioned claims comprising of its Idaho Properties, and are solely responsible for maintaining and performing the covenants and obligations of the underlying agreements affecting the Petsite and Friday Properties and the Deadwood Property.

The properties are listed below from north to south:

Buffalo Gulch Property

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

The Buffalo Gulch Agreement provides Idaho Gold an option to acquire a 49% working interest in the Buffalo Gulch Claims, subject to Idaho Gold forfeiture of its 3% smelter return royalty. The Company can acquire Idaho Gold's option by payment of C$300,000 to Idaho Gold. Idaho Gold's option to acquire a 49% working interest in the Buffalo Claims expires 5 years from the date of the Buffalo Gulch Agreement.

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

As at December 31, 2000, the Company has incurred exploration and development expenditures of $641,070 on the Buffalo Gulch property, excluding the deemed cost related to the acquisition of the property. The Company has budgeted approximately $36,300 on the property for 2001, which includes spending approximately $8,300 for BLM claim rental fees, $6,000 per quarter for the underlying property payments per the Thunderbird Agreement, $600 per quarter for the Black Bear Agreement and $1,400 per quarter for the Whiskey Jack Agreement. The Company has written-down the property by $604,321 during the year ended December 31, 2000 and is carrying the property at $36,750 at December 31, 2000.

The Company, acquired an additional 16 claims within the Buffalo Gulch area, by way of the Black Bear Agreement, the Whiskey Jack Agreement and the Gallaugher Agreement.

         Black Bear Agreement

On August 1, 1996, the Company entered into an agreement (the "Black Bear Agreement") with Frank H. Piant, John R. Heigis and Thomas C. Rich ("Owners") whereby the Company was granted an option to acquire a 100% interest in 6 claims known as the "Black Bear Mining Claims" located in the Elk City Mining District, Idaho for a purchase price of $120,000. To keep the option in good standing, the Company is required to pay quarterly payments equal to $4,800 for 1999, $6,000 for 2000, $7,200 for

2001 and a balloon payment of $24,000 in August 2002. However, due to the depressed price of gold the required quarterly payments were re-negotiated during 1999 to $600 per quarter. If the price of gold increases to $325 per ounce, the quarterly payment will increase to $1,000. Consequently, the balloon payment due in August 2002 will be substantially larger than the balloon payment under the original payment plan.

In the event the Company places the claims into production, the Owners agree to transfer the claims to the Company and the Owners shall receive $120,000 less all quarterly payments made to date. If the claims are not placed into production by July 1, 2002, then the Company shall have no further interest in the claims unless the Company pays the sum of $120,000 less all quarterly payments made.

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

We have "after-acquired rights," which provide that in the event the Owner acquires any right or interest in property located within one mile of the property contemplated by the Black Bear Agreement, such interest or right shall automatically become part of the property description defined in the Black Bear Agreement.

As of December 31, 2000, the Company has made all required payments to the owners of the Black Bear Mining Claims, under the agreement totaling $30,000.

         Whiskey Jack Agreement

By an agreement dated August 29,1998 ("Whiskey Jack Agreement"), the Company was granted an option to acquire a 100% working interest in 4 unpatented mineral claims in Idaho for a purchase price of $65,000. This agreement replaced a prior agreement for the same claims under which the Company paid a total of $23,400.

To keep the option in good standing the Company is required to pay quarterly payments equal to $1,000 for the first year, $1,400 for the second year, $1,800 for the third year, $2,000 for the fourth year, with a balloon payment of $30,600 due July 1, 2003. However, due to the depressed price of gold the required quarterly payments were re-negotiated during 1999 to $400 per quarter for the remainder term of the agreement. If the price of gold increases to $325 per ounce the quarterly payment will increase to $1,000.

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

As of December 31, 2000, the Company has made all required payments under the Whiskey Jack Agreement totaling $6,400.

         Gallaugher Agreement

Pursuant to an Option and Purchase Agreement, between the Company and Cliff and June Gallaugher (the "Gallaughers"), dated September 5, 1996 ("Gallaugher Agreement"), the Company was granted an exclusive option to purchase 6 unpatented mining claims located in the Elk City Mining District, Idaho County, Idaho. The Company can exercise its option by making quarterly payments over a five-year period for a total purchase price of $150,000. As of the December 31, 2000, the Company has paid all quarterly payments due under the Gallaugher Agreement, and were required to pay $7,200 per quarter through March 5, 2002, at which time a final payment of $54,000 would have been due. However, the parties amended the agreement on May 20, 1999 to reduce the quarterly payments as follows: the Company agreed to make quarterly payments of $500 until such time gold prices increase to $325 per ounce, at which time the quarterly payment would increase to $1,200; if gold increases to $350 per ounce , then the Company will pay quarterly payments of $1,800, and if gold prices increase to $400 per ounce, then the Company will make quarterly payments of $4,800.

A third party receives a 10% finder's fee deducted from all option payments made by the Company to the Gallaughers. In the event the Company places the claims into production, the Gallaughers will transfer the claims to the Company in exchange for $150,000(US) less all quarterly payments made as of the date of transfer. If the claims are not placed into production by September 5, 2002, then the Company shall have no further interest in the claims unless the Company pays the sum of $150,000 to the Gallaughers.

As of December 31 2000, the Company has made all required payments under the Gallaugher Agreement totaling $21,800.

         -Description of the Gallaugher Property-

         -History-

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

         -Geology-

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

         -Mineralization-

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

         -Description of the Buffalo Gulch Property-

         -History-

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

Buffalo Gulch ore has been the subject of an extensive metallurgical testing program, beginning with bottle-roll cyanidation leach tests in 1986, through two pilot-scale heap leach tests carried out in 1987 and 1989. Based on this work, the mineable reserves are estimated to be 4,800,000 tons of ore, containing 96,000 ounces of gold at a low stripping ratio of 0.88 waste to ore.

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

                  -The Geology-

The Buffalo Gulch Property is underlain by Precambrian gneisses, schists and quartzites which have been intruded by the Cretaceous-Tertiary granitic rocks. The intrusives form small dykes, sills, irregular lensoid bodies and breccias within the country rocks. The resulting alteration enveloping the Buffalo Gulch Deposit weakened the local rock fabric, which was then subjected to deep weathering. Much of the host rock is totally dissociated to sand and gravel sized fragments, yet original rock fabric is still visible and able to be mapped. Weathering is up to 300 feet deep, facilitating trenching, sampling and reverse circulation drilling. Although little determinative work has been done, detailed assaying indicates the gold was liberated from the sulphides and now occurs as free grains associated with siliceous, hematitic or limonitic zones. Sulphide gold mineralization underlies the oxidized zone with the deepest mineralization occurring at about a 500 foot depth. The deposit is open and untested at depth.

Locally, the Buffalo Gulch deposit lies along conjugate structures to the Orogrande Shear Zone within altered gneissic rocks. Deposit lithologies include: highly altered monzonite gneiss, less altered biotite gneiss, pegmatite, mafic material, ultra mafic material, biotite schist and a quartz rich unit of possible hydrothermal origin. Gneissic material is the most abundant rock type on the property, pegmatite is the second most abundant, followed by the quartz rich unit and then the minor units (ultra mafic, mafic and schist). Pegmatite is an abundant rock type within the deposit. It often occurs as thin lenses from 4 to 12 inches, but may also occur as thicker units up to several tens of feet. A quartz rich unit is oriented along the eastern side of the Buffalo Gulch deposit. The ultra mafic and mafic material occur as thin sills or dikes which seem to be localized to the southern end of the deposit area. The interpreted structures represent areas where shearing is the greatest in intensity and are the probable location of faults.

                  -Drilling-

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

                  -Alteration and Mineralization-

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

                  -Analytical Results and Comparison-

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

                  -Geotechnical Test Results-

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

Geotechnical tests on the core have established a rock density of approximately 16 cubic feet per ton for the majority of the material in the Buffalo Gulch deposit. These tests also indicate a general density increase with increased depth. Increased density with increase depth might also be important if the zone of supergene enrichment is of significant size. Clay alteration is less with increasing depth and this could be very mportant in that less agglomeration will be required as less altered material is exposed at depth. Most of the low density clay rich material is at depths of less than 50 feet. This material is at the deepest portions of the oxide zone at the bottom of individual ore intercepts, which would mean the material is more dense.

The knowledge gained from the core-drilling program at Buffalo Gulch will be useful in exploring the potential areas of South Buffalo. The Company intends to employ some geophysical methods to help define potential drill targets, if and when gold prices return to economically viable levels. Gradient Array SP is a geophysical method that has been successful in defining targets similar to mineralization at Buffalo Gulch. This type of survey will be attempted over about two square miles, including the Buffalo Gulch and South Buffalo areas. More geochemistry and reconnaissance mapping are needed in the area to help define potential drill targets. This should be initiated before any drilling program. About 4000 feet of core drilling is recommended to follow up on targets defined by the above-mentioned work. Depending on results, a follow up program, consisting of both core and reverse circulation drilling, should be initiated to define the extent of mineralization encountered in the first round of drilling. Consequently, there is no assurance that a commercially viable ore deposit exists in any such properties until further exploration work and a comprehensive evaluation based upon unit cost, grade, recoveries and other factors conclude economic feasibility.

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

The Deadwood Property is subject to an agreement between the Company and Idaho Gold, dated July 9, 1996 (the "Deadwood Agreement"), whereby Idaho Gold assigned certain mining interests in 67 unpatented lode mining claims, known as the "Deadwood Claims," to the Company. In consideration for such transfer, the Company delivered to Idaho Gold 70,000 shares of the Company's common stock and is obligated to incur exploration and development expenditures of not less than $135,000 over the five year term of the agreement, plus pay all fees necessary to maintain the unpatented claims in good standing, replace all bonds, bear all costs of environmental compliance, and pay a 3% net smelter return royalty on ore mined by the Company from the Deadwood Claims, which is not to exceed $2,000,000. The Deadwood Agreement provides Idaho Gold an option to acquire a 49% working interest in the Deadwood Claims, subject to Idaho Gold's forfeiture of its 3% smelter return royalty. The Company can acquire Idaho Gold's option by payment of C$100,000 to Idaho Gold. Idaho Gold's option expires July 2001.

If Idaho Gold exercises its option to acquire a 49% working interest in the Deadwood Claims, it must reimburse the Company 115% of the Company's expenditures on the Deadwood Property. In addition, the Company and Idaho Gold will enter into a joint venture agreement, which will provide that each party will fund its proportionate share of ongoing expenditures on the properties or have its interest diluted. The joint venture agreement will also appoint a management committee that will approve all operations and activities of the joint venture, consisting of two members of the Company and two members of Idaho Gold, with the Company holding the controlling vote in any deadlock, provided that it holds 51% interest in the joint venture.

To date, the Company has expended $34,039 in exploration and development expenditures and has issued 70,000 shares, at a deemed value of $51,750, to Idaho Gold per the Deadwood Agreement. The Company has also caused to be expended in excess of $305,000 on the property pursuant to the Orogrande Venture. Pursuant to the Orogrande Venture the Company received $165,000 during the 1997 fiscal year and expensed $72,588 of costs to that date against these proceeds. During 2000, the Company further wrote-down its carrrying value in the property by $13,200 and the property is carried at the nominal value of $1 as at December 31, 2000. There are no bonds to replace. The Company believes that the Deadwood Agreement is current and in good standing.

            -Description of the Buffalo Gulch Property-

            -History-

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

         -Geochemistry-

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

         -Geology-

Geological mapping was conducted by Idaho Gold over the gold soil geochem grid as a follow up on the large gold geochemical anomaly. In review of the mapping, a broad zone of pervasive sericite-clay alteration, which averages 2,000 to 3,000 feet in width, was traced throughout the grid area and surrounds the gold soil anomaly. On the northern portion of the grid the alteration zone corresponds to the outer limits of the greater than 10 parts per billion gold soil anomaly and on the southern portion of the grid it extends 2,000 feet further north outside the soil anomaly. This extension may be due to a weakly limonitic quartz monzonite intrusive mapped in this area.

The persistent linear core gold anomaly of greater than 100 parts per billion is associated with a strongly sheared, brecciated, and intensely limonitic silicified zone which has been traced from the northern most line to the southern most portion of the grid. Detailed mapping and channel sampling on recent drill road cuts show the zone to be a complex brecciated system. The rock is a mixed assemblage of quartz monzonite and sericite schist which has been altered to sericite and clay, then silicified, sheared and brecciated with gracutes and voids coated with intense orange to dark chocolate brown limonite. The oxide zone extends to a depth of 50 to 200 feet below surface and averaging 170 to 200 feet on the ridge tops. Below the oxide zone the fractures and voids are filled with pyrite and traces of arsenopyrite.

The alteration has characteristics of a porphyry copper system, with large advanced argillic alteration zones and mineralization being associated with fractures filling in zones of brecciation and silicification. The inner fault zone is a part of a large scale Orogrande Shear Zone, which has controlled intrusive implacement, alteration and gold mineralization.

         -Gold Zones-

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

         Zone II

Rock sampling has outlined a zone 800 feet in strike by 150 to 200 feet in width, with an average of seven rock chips of 0.05 oz/ton of gold. Two vertical reverse circulation drill holes tested the southern fringe of this zone with one hole returning 0.012 oz/ton gold over 50 feet.

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

The gold zone has a potential strike length of 1,200 feet and a width of 800 feet. The zone should be tested by 5,000 feet of angled reverse circulation drill holes on 200 foot centers during a future exploration program, once gold prices improve.

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

The southern portion of the gold zone IV is 400 to 500 feet wide and has a strike length of 2,000 feet. It consists of highly fractured and limoratic sericite quartzite with minor sericite schist-gneiss. It is cut by numerous quartz veins and veinlets with similar gold grade to the limonitic sericite quartzite. The average gold value of thirteen rock samples is 0.05 ounces of gold per ton with a range of 0.004 to 0.163 ounces of gold per ton. This is a strong persistent gold system with good alteration, fracturing and gold values. The southern portion of the Zone IV gold zone should be tested by 4,000 to 5,000 feet of angled reverse circulation drilling spread throughout the anomaly at 200 to 300 foot centers. Such drilling has not yet occurred and will not occur until gold prices improve.

The Company has not performed any other work on the Deadwood Property, except for its review and analysis of the prior work performed by Centennial and Idaho Gold, except for an IP/resistivity geophysical program in 1997 to delineate the Orogrande Shear Zone and locate the mineralizing structures.

Petsite/Friday Property

The Petsite/Friday Property consists of 148 unpatented mining claims, 9 patented mining claims and one mill-site claim in Idaho County, Idaho and is adjacent to the Deadwood Property. All current claims are approximately 20 acres each and are in the exploration stage. The Company's interest in the property is owned outright as to 85 of the unpatented mining claims on the Petsite portion of the property. The remaining 4 patented mining claims comprising the Petsite portion of the property are subject to the Filer Agreement and the MacMenamin & Sons Lease and Option to Purchase Agreement. The remaining 69 claims, comprising the Friday portion of the property, consists of 63 unpatented lode mining claims, five patented lode mining claims and one mill-site claim. The Friday portion of the property is subject to a lease agreement with Idaho Gold Corporation.

         Filer Agreement

         Three of the patented mining claims making up the Company's Petsite Property are subject to a certain Mining Lease and Option to Purchase between the Company and Paul and Tressie Filer, dated September 6, 1997. The lease was originally entered into with Kinam Gold, and subsequently assumed by the Company as part of the assignment of Kinam Gold's interests in the Petsite Venture and the Filer Agreement to the Company on August 8, 2000. The Filer Agreement requires the Company to make the following option payments:

Year 2001         $20,000 on or before 9/16/01
Year 2002         $20,000 on or before 9/16/02
Year 2003         $25,000 on or before 9/16/03
Year 2004         $25,000 on or before 9/16/04
Year 2005         $25,000 on or before 9/16/05
Year 2006         $25,000 on or before 9/16/06
Year 2007         $305,000 on or before 9/16/07

The Company has an Option to Purchase the claims outright at any time for $500,000 less any amounts previously paid. The Company, at its sole election, can also demand that any right or interest in any property acquired by Lessor become part of the Property and subject to the Agreement. The Company is responsible for maintaining all roads and payment of all BLM Fees and taxes assessed against the claims. The Company may terminate the Filer Agreement at any time, but shall remain liable for any reclamation on the Property for work performed by it, Kinam Gold and its predecessor's in interest.

         MacMenamin & Sons Lease and Option to Purchase Agreement

         The one placer mining claim that makes up the Company's Petsite Property is subject to a certain Lease and Option to Purchase Agreement between the Company and MacMenamin & Sons Mining, Inc. ("MacMenamin Agreement"), dated February 3, 1998. The lease was originally entered into with Kinam Gold, and subsequently assumed by the Company as part of the assignment of Kinam Gold's interests in the Petsite Venture and the MacMenamin Agreement to the Company on August 8, 2000. The term of the agreement is for 10 years and it requires the Company to make the following option payments:

------------------------------------ -------------------------------------------
Upon execution                       $1,000
------------------------------------ -------------------------------------------
February 1998                        $2,000
------------------------------------ -------------------------------------------
February 1999                        $2,000
------------------------------------ -------------------------------------------
February 2000                        $3,000
------------------------------------ -------------------------------------------
February 2001                        $3,000
------------------------------------ -------------------------------------------
February 2002                        $4,000
------------------------------------ -------------------------------------------
February 2003                        $5,000
------------------------------------ -------------------------------------------
February 2004                        $5,000
------------------------------------ -------------------------------------------
February 2005                        $5,000
------------------------------------ -------------------------------------------
February 2006                        $5,000
------------------------------------ -------------------------------------------

All payments due and payable through February 2001 have been paid. All option payments are credited towards the purchase price of the property. The Company can purchase the property for $150,000 if exercised prior to the end of 2002, or for $200,000 if exercised after 2002.

The Company is obligated to indemnify the lessor for any reclamation of the property caused by the Company, Kinam Gold and its predecessors in interest. The Company must also pay all taxes levied upon it as an employer, upon fixtures and personal property placed by the Company on the Property, plus pay all annual BLM fees for the unpatented placer mining each year.

            -Description of the Petsite Property-

            -History-

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

Since experiencing the declining gold prices in 1998, no further exploration or further development of the Petsite Property has occurred. The Company, however, continues to pay the maintenance fees and costs for the claims located on the Petsite Property.

Consequently, the Company has no probable or proven reserves on the Petsite Property.

            Idaho Gold Corporation Lease

The Friday Property is at the southern end of the Elk City Gold Belt and consists of 63 unpatented lode mining claims, five patented lode mining claims and one mill site claim. The Friday Property is in the advanced exploration stage. The claims are located in the Nez Perce National Forest approximately 138 miles north of Boise in Idaho County.

The Company acquired a leasehold interest in these claims (known as the "Friday Claims") from Idaho Gold Corporation ("Idaho Gold") dated July 9, 1996 ("Friday Agreement") for an initial term of five years. In consideration for the lease, the Company delivered to Idaho Gold 60,000 common shares of the Company's Stock. The Friday Agreement further obligated the Company to incur exploration and development expenditures of not less than an aggregate of $135,000 within the five year term of the agreement, plus pay all claim fees to maintain the leased claims, replace all bonds, bear all costs of environmental compliance and pay a 3% net smelter return royalty. The Friday Agreement also provides Idaho Gold an option to re-acquire a 49% working interest in the Friday Claims. If Idaho Gold exercises this option it must forfeit its production royalty. The Company may acquire Idaho Gold's option by making a payment of $300,000 to Idaho Gold and thereby, develop the Friday Property by itself. Idaho Gold's option expires 5 years from the date of the Friday Agreement.

As of December 31, 2000, the Company has issued all of the required shares per the Friday Agreement and has incurred over $700,000 in exploration and development expenditures for the Friday Property, thereby fulfilling the covenant to expend not less than $135,000 in exploration and development as required under the Friday Agreement.

            -Description of the Friday Property-

            -History-

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

Detailed mapping shows the gold zone to be mostly an intimate mix of sericite gneiss and schists, with a small portion of leucocratic quartz monzonite The quartz monzonite portion has been injected with a rhyolite intrusion, such that an irregular dyke varying from 5 to 20 feet has occurred along the foliation and joint fracture planes. It also appears that this area was then sheared and crosscut by gold bearing limonitic fractures.

No extensive silicification is seen on the surface or underground, however, several more silicified zones were intersected during drilling. Gold, however, is not specifically associated with these zones. During 1986, a total of 6,645 fee of circulation drilling (37 holes) was completed on the Friday patented claims. The holes were spaced on grid lines at 200 foot intervals with drilling on line at 100 foot spacing at -50 degrees to -65 degrees attitudes to the east and west. Six additional holes were drilled using the reverse circulation drilling method in the mid 1980's.

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

By 1998, the Petsite Property and the Friday Property were in the development phase of the Petsite Venture, however, gold prices began to decline and Kinam Gold and the Company curtailed further development on the Friday Property. In 1999, gold prices continued to decline. Consequently, no additional exploration or development work was performed on the Petsite and Friday Properties, except that which was necessary to maintain the Company's interests in those properties.

In 2000, no additional work was conducted on the Property except for making the property payments and claim fees due under the Friday Agreement.

Item 3.  Legal Proceedings

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to the Company's security holders during the fourth quarter of fiscal year 2000.

     During the quarter ended June 30, 2000, the following matters were submitted to a vote of, and approved by, the security holders at the Company's annual general meeting held on June 27, 2000:

--------------------------------------------------------- ---------------- ----------------- ----------------
                                                          Votes For        Votes Against     Votes
                                                                                             Abstained or
                                                                                             Withheld
--------------------------------------------------------- ---------------- ----------------- ----------------
To appoint of PricewaterhouseCoopers, LLP as auditors           16,015,569       3,000             3,000
     for the ensuing  year and to  authorize  the
     Directors of the Company to fix the remuneration
     to be paid to the auditors.
--------------------------------------------------------- ---------------- ----------------- ----------------
To elect Delbert W. Steiner as a Director for the               15,958,575       7,000            55,994
ensuing year.
--------------------------------------------------------- ---------------- ----------------- ----------------
To elect Theodore Tomasovich as a Director for the              16,008,775       7,000             5,794
ensuing year.
--------------------------------------------------------- ---------------- ----------------- ----------------
To elect Jagdish Vyas as a Director for the ensuing             16,013,025       3,000             6,544
year.
--------------------------------------------------------- ---------------- ----------------- ----------------
To elect Bernd Struck as a Director for the ensuing             16,009,025       3,000             9,544
year.
--------------------------------------------------------- ---------------- ----------------- ----------------
To elect Robert A. Young as a Director for the ensuing          16,009,025       7,000             6,544
year.
--------------------------------------------------------- ---------------- ----------------- ----------------
To approve the granting of new stock  options to                15,918,409     103,160                 0
insiders, employees, and consultants and amend any such
stock options, and the amendment of existing stock
options granted to insiders, employees, and consultants.
--------------------------------------------------------- ---------------- ----------------- ----------------
To authorize the Directors to reduce the exercise price         15,917,909     103,660                 0
of incentive  stock options which were  previously
granted to insiders of the Company or which may be
granted in the future without further approval from the
shareholders if such reduction is in compliance with
the policies of the Canadian Venture Exchange at the
time of grant or amendment.
--------------------------------------------------------- ---------------- ----------------- ----------------

                                     PART II

Item 5.  Market for the Common Equity and Related Stockholder Matters

There is no established public trading market in the United States for the Company's common stock. The common shares of the Company are traded on the Canadian Venture Exchange ("CDNX") under the trading symbol "IDO." The following table sets forth the high and low sales prices (in Canadian dollars) for the Company's common stock for each quarter during the period from January 1, 1999 through December 31, 2000 as reported by the CDNX.

2000                                High             Low
---------------------------------------------------------
First Quarter                       $2.55            $0.30
Second Quarter                      $1.60            $0.80
Third Quarter                       $1.49            $0.76
Fourth Quarter                      $0.84            $0.45

1999                                High             Low
---------------------------------------------------------
First Quarter                       $0.28            $0.17
Second Quarter                      $0.95            $0.17
Third Quarter                       $0.48            $0.25
Fourth Quarter                      $0.45            $0.30

Shareholders. As of December 31, 2000, the Company had approximately 162 shareholders of record.

Dividends. The Company has never paid any dividends on its common stock and the Company does not expect to pay dividends on its common stock in the foreseeable future.

Capital Import/Export Restrictions.  None.

Canadian Taxes to which U.S. Investors are Subject.

The following summary discusses only the Canadian federal income tax considerations generally applicable to a holder ("Holder") of one or more common shares of the Company who for the purposes of the Income Tax Act (Canada) (the "Act") is a U.S. person and a non-resident of Canada who holds his common shares as capital property. The summary deals with the provisions of the Act in force on December 31, 2000 and all specific proposals to amend the Act publicly announced by the Minister of Finance (Canada) prior to December 31, 2000. It does not discuss all the tax consequences that may be relevant to particular Holders in light of their circumstances or to Holders subject to special rules. It is therefore not intended to be, nor should it be construed to be, legal or tax advice to any Holder of common shares of the Company and no opinion or representation with respect to the Canadian income tax consequences to any such Holder or prospective Holder is made. Holders and prospective Holders should therefore consult their own tax advisers with respect to their particular circumstances. In addition, the summary does not apply to a U.S. person who acquired shares or options to acquire shares as a result of holding an office or from employment services rendered to the Company in Canada.

         Dividends

A Holder will be subject to Canadian withholding tax ("Part XIII Tax") equal to 25%, or such lower rate as may be available under an applicable tax treaty, of the gross amount of any dividend paid or deemed to be paid on his common shares. Under the Canada-U.S. Income Tax Convention (1980) as it applied on December 31, 2000 (the "Treaty"), the rate of Part XIII Tax applicable to a dividend on common shares paid to a Holder who is a resident of the United States is, if the Holder is the beneficial owner of the dividend and is a company that owns at least 10% of the voting stock of the Company, 5% and, in any other case, 15% of the gross amount of the dividend. The Company will be required to withhold the applicable amount of Part XIII Tax from each dividend so paid and remit the withheld amount directly to the Receiver General for Canada for the account of the Holder.

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

A Holder, who is subject to Canadian tax in respect of a capital gain realized on a disposition of a common share, must include three quarters of the capital gain (taxable capital gain) in computing his taxable income earned in Canada, where the shares are disposed of prior to February 28, 2000. If the shares are disposed of after February 27, 2000 and before October 18, 2000, then a holder must include two-thirds of the capital gain in computing his taxable income. If the shares are disposed of after October 17, 2000, then the inclusion rate is one-half of the capital gain realized. The Holder may, subject to certain limitations, deduct an allowable portion of any capital loss (allowable capital loss) arising on disposition of taxable Canadian property from taxable capital gains realized in the year of disposition in respect to taxable Canadian property and, to the extent not so deductible, from such taxable capital gains realized in any of the three preceding years or any subsequent year. The allowable portion, which may be deductible as described above, is three-quarters prior to February 28, 2000, two-thirds after February 27, 2000 and before October 18, 2000 and one-half of after October 17, 2000.

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

Short Form Prospectus Offering - April 10, 2000

The Company issued 667,000 units (the "Units") at a price of C$0.84 resulting in net proceeds to the Company of $333,616 (C$494,252) after deducting the costs of the offering. Each unit consisted of one common share and one-half of one non-transferable share purchase warrant. The CDNX accepted the Short Form Prospectus Offering on April 10, 2000 and the shares were issued from treasury on April 10, 2000. The Company also granted 100,050 non-transferable share purchase warrants to the agent, Pacific International Securities Inc. Each full warrant entitles the holder to acquire a common share at C$1.05 per share to October 10, 2000 and at C$1.26 CDN per share to April 10, 2001. The issuance of the common shares and warrants was exempt from registration by virtue of Section 4(2) of the Securities Act.

Private Placement - September 7, 2000

The Company issued 488,235 units at $1.00 CDN per unit for cash proceeds of $332,000 (C$488,235) in connection with a private placement of securities. Each unit consisted of one common share and one-half of one non-transferable share purchase warrant. The warrant entitles the holder to acquire an additional common share at $1.00 CDN to September 7, 2001 and at $1.25 CDN to September 7, 2002. The CDNX accepted the private placement on September 26, 2000 and the shares were issued from treasury on September 26, 2000. The issuance of the common shares and warrants was exempt from registration by virtue of Section 4(2) of the Securities Act.

Convertible Debt Issuances:

Convertible Loan Agreement #1

On April 9, 1998, the Company entered into a Convertible Loan Agreement regarding a promissory note dated January 23, 1998 with the Tomasovich Family Trust (the "Trust"), Theodore Tomasovich being both Trustee of the Trust and a Director of the Company. The Company borrowed $100,000 repayable to the Trust on or before January 23, 2000 (the "Maturity Date") bearing interest at 9% per annum. After June 17, 1998, the Trust could require the Company to convert all or any portion of the principal amount of the loan advanced and then outstanding into units ("Units") at a conversion price of one Unit for each C$0.26 of indebtedness until and including January 23, 1999 and at a conversion price of one Unit for each C$0.31 of indebtedness during the period from January 24, 1999 until the Maturity Date for a maximum of 546,154 units if the principal amount is converted in its entirety by January 23, 1999 and a maximum of 458,065 units if the principal amount is converted in its entirety between January 24, 1999 and the Maturity Date. Each Unit consisted of one common share and one non-transferable common share purchase warrant with each warrant being exercisable at a price of C$0.26 per share until January

23, 1999 and C$0.31 per share from January 24, 1999 to the Maturity Date. The Convertible Loan Agreement was accepted by the VSE on June 22, 1998. In accordance with Canadian generally accepted accounting principles, the $100,000 convertible security instrument has been allocated $73,784 to notes payable and $26,216 to equity (as convertible securities) based upon the fair value of the equity component. As the equity component is not detachable, the amount would be recorded as $100,000 notes payable, for U.S. generally accepted accounting principles

During 1999, the holder of the convertible loan agreement requested conversion of the note payable and on January 20, 1999 the Company issued 546,154 units to the holder. Each Unit consists of one common share and one non-transferable common share purchase warrant with each warrant being exercisable at a price of C$0.31 per share until January 23, 2000. The Company reduced notes payable by $100,000, reduced convertible securities by $13,108 and increased share capital by $113,108 on conversion of these notes. The issuance of common shares was exempt from registration by virtue of Section 4(2) of the Securities Act and Rule 506 under the Securities Act. The remaining $13,108 of equity remains in convertible securities until the related warrants are exercised.

During 1999, the holder of the warrants related to the convertible loan agreement exercised the warrants and the Company issued 546.154 shares to the holder. The Company reduced convertible securities by $13,108 and increased share capital by $127,854 on exercise of these warrants. The issuance of common shares was exempt from registration by virtue of Section 4(2) of the Securities Act and Rule 506 under the Securities Act.

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

During 2000, the holder of the warrants related to the convertible loan agreement, exercised warrants to purchase 932,608 shares of Company common stock for $169,308 (C$261,130). The Company reduced convertible securities by $19,585 and increased share capital by $188,888 on exercise of these warrants The issuance of common shares was exempt from registration by virtue of Section 4(2) of the Securities Act and Rule 506 under the Securities Act.

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

In February 2000, the holder of the warrants exercised warrants to purchase 174,000 shares of Company common stock for $30,000 (C$43,500). The Company reduced convertible securities by $3,132 and increased share capital by $33,132 on exercise of these warrants. The issuance of common shares was exempt from registration by virtue of Section 4(2) of the Securities Act and Rule 506 under the Securities Act. The remaining $27,471 of equity remains in convertible securities until the related warrants are exercised

In September 2000, the holder of the warrants exercised warrants to purchase 1,526,201 shares of Company common stock for$254,494 (C$381,550). The Company reduced convertible securities by $27,471 and increased share capital by $281,965 on exercise of these warrants The issuance of common shares was exempt from registration by virtue of Section 4(2) of the Securities Act of 1933 ("Securities Act") and Rule 506 under the Securities Act.

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

Exercise of Options and Warrants

During 1999, the Company issued 40,000 common shares from treasury upon exercise of options for cash in the amount of $7,072 (C$10,400). The issuance of the common shares was exempt from registration by virtue of Section 4(2) of the Securities Act of 1933 ("Securities Act") and Rule 506 under the Securities Act.

During 1999, the Company issued 570,000 common shares from treasury for cash proceeds of $57,000 (C$85,500) upon exercise of 1,140,000 non-transferable share purchase warrants at C$0.15 that were issued March 29, 1999 pursuant to a private placement in which 2,000,000 units, each unit consisting of one shares and one non-transferable warrant. These issuances of common shares were exempt from registration by virtue of Section 4(2) of the Securities Act, Rule 506 under the Securities Act, and/or Regulation S under the Securities Act.

During 2000, the Company issued a total of 1,763,066 common shares from treasury for cash proceeds of $840,461 (C$1,234,146) on exercise of 1,763,066 non-transferable share purchase warrants at C$0.70 that were issued as part of a private placement in which 1,763,233 shares and warrants were issued effective March 1998. The remaining 167 non-transferable share purchase warrants expired. These issuances of shares were exempt from registration by virtue of Section 4(2) of the Securities of 1933 ("Securities Act"), Rule 506 under the Securities Act, and/or Regulation S under the Securities Act.

During 2000, the Company issued 762,000 common shares from treasury for cash proceeds of $76,843 (C$114,300) upon exercise of 762,000 non-transferable share purchase warrants at C$0.15 that were issued March 29, 1999 pursuant to a private placement in which 2,000,000 units, each unit consisting of one shares and one non-transferable warrant. These issuances of common shares were exempt from registration by virtue of Section 4(2) of the Securities Act, Rule 506 under the Securities Act, and/or Regulation S under the Securities Act.

During 2000, the company issued 6,250 shares from treasury for cash proceeds of $4,358 (C$6,563) upon exercise of 12,500 non-transferable share purchase warrants at C$1.05 that were issued as part of Short Form Prospectus Offering dated April 10, 2000. The issuance of these common shares was exempt from registration by virtue of Section 4(2) of the Securities Act, Rule 506 under the Securities Act, and/or Regulation S under the Securities Act.

During 2000, the Company issued 744,000 shares on exercise of share purchase options for proceeds of $152,556. The issuance of common shares was exempt from registration by virtue of Section 4(2) of the Securities Act and Rule 506 under the Securities Act.

Other Sales

On January 8, 2000, the Company reached a settlement with various parties to conclude numerous lawsuits which are outlined in the Company's 10-QSB for the period ended March 31, 2000. As a result of the settlement, all actions in which the Company was named have been dismissed, with prejudice, at no cost to the company except for its direct legal, indemnity and other related costs. Pursuant to the terms of the settlement agreement, Delbert Steiner delivered 252,000 common shares of the Company stock to two plaintiffs. The Company agreed to reimburse Delbert Steiner by issuing 252,000 shares of stock. The deemed value of the issuance was $239,202. The Agreement was approved by the CDNX on June 14, 2000 and 252,000 shares were issued on June 14, 2000. The issuance of common shares was exempt from registration by virtue of Section 4(2) of the Securities Act and Rule 506 under the Securities Act.

Options Granted

On January 14, 2000, the Company granted 1,175,000 share purchase options at an exercise price of C$0.30 per share, with an expiry date of January 14, 2005. The issuances of options were exempt by virtue of Section 4(2) of the Securities Act and Rule 506 under the Securities Act.

On March 7, 2000, the Company granted 150,000 share purchase options at at an exercise price of C$1.82 per share. The options were set to expire on March 7, 2005 but were subsequently cancelled. The issuances of options were exempt by virtue of Section 4(2) of the Securities Act and Rule 506 under the Securities Act.

On March 24, 2000, the Company granted 200,000 share purchase options at an exercise price of C$1.20 per share. These options subsequently expired on January 5, 2001. The issuance of options was exempt from registration by virtue of Section 4(2) of the Securities Act and Rule 506 under the Securities Act.

On March 24, 2000, the Company granted 300,000 share purchase options at an exercise price of C$1.20 per , with an expiry date of March 24, 2005. The issuance if options was exempt from registration by virtue of Section 4(2) of the Securities Act and Rule 506 under the Securities Act.

On June 1, 2000, the Company granted 150,000 share purchase options at an exercise price of C$0.72 per share, with an expiry date of March 7, 2003. The issuance if options was exempt from registration by virtue of Section 4(2) of the Securities Act and Rule 506 under the Securities Act.

On June 25, 2000, the Company granted 50,000 share purchase options at an exercise price of C$1.12 per share, with an expiry date of June 25, 2005. The issuance of options was exempt from registration by virtue of Section 4(2) of the Securities Act and Rule 506 under the Securities Act.

On July 12, 2000, the Company granted 150,000 share purchase options at an exercise price of C$0.96 per share, with an expiry date of July 12, 2005. The issuance of the options was exempt from registration by virtue of Section 4(2) of the Securities Act and Rule 506 under the Securities Act.

For a description of options granted to Named Executives and Directors, see Item 10, "Executive Compensation." See also Note 6 to the Company's Financial Statements for the period ended December 31, 2000.

Property Transactions

On April 5, 2000 the Company issued 150,000 common shares to Platinum Fox and Emerald Chimera as partial consideration for the acquisition of the Platinum properties from Platinum Fox and Emerald Chimera pursuant to an agreement dated July 16, 1999 between the Company and Platinum Fox and Emerald Chimera ("Platinum Fox Agreement"). The price per share was $1.47 CDN ($.098 US) and total proceeds were $220,500 CDN ($147,739 US). The terms of the Platinum Fox Agreement are described in the Company's Form 10-KSB for the period ended December 31, 2000, Item 2, "Platinum Fox Lease." The issuance of common shares was exempt from registration by virtue of Section 4(2) of the Securities Act and/or Rule 506 under the Securities Act.

On October 13, 2000, the Company issued 200,000 shares of common stock at C$0.66 ($0.44 US) per share to Platinum Fox and Emerald Chimera as partial consideration for the acquisition of the Platinum properties from Platinum Fox and Emerald Chimera pursuant to an agreement dated July 16, 1999 between the Company and Platinum Fox and Emerald Chimera ("Platinum Fox Agreement"). The total proceeds for the sale of the shares was C$132,000 ($87,117 US). The issuance of common shares was exempt from registration by virtue of Section 4(2) of the Securities Act and/or Rule 506 under the Securities Act.

On November 30, 2000, the Company issued 200,000 shares of common stock at C$0.48 ($0.31 US) per share to Chrome Corporation as partial consideration for the acquisition of the Stillwater, Montana property from Chrome Corporation pursuant to an agreement dated January 18, 2000 between the Company and Chrome Corporation ("Chrome Agreement"). Total proceeds for the sale of the shares was C$96,000 ($61,440 US). The terms of the Chrome Agreement are described in the Company's Form 10-KSB for the period ended December 31, 2000, Item 2, "Chrome Corporation Joint Venture Agreement." See also Note 4(a) to the Company's Financial Statements for the period ended December 31, 2000. The issuance of common shares was exempt from registration by virtue of Section 4(2) of the Securities Act and/or Rule 506 under the Securities Act.

Item 6.  Management's Discussion and Analysis or Plan of Operations

For the ensuing twelve-month period, the Company anticipates that it will expend approximately $4,000,000 on drilling and exploration programs and claim rental fees related to its Montana claims and approximately $100,000 maintaining its Idaho claims. The Company believes it will require $1,000,000 for general and administrative expenses as a result of opening an administrative office in Vancouver, British Columbia, increased promotional and investor relations activities, and increased professional fees to comply with Canadian and U.S. regulations.

The Company has had negative cash flows from operating activities since inception, and expects that such negative cash flows will continue. For the years ended December 31, 2000, 1999, and 1998, the negative cash flows from operating activities were ($899,843), ($466,777) and ($602,894), respectively. The Company's negative cash flows from investing activities totaled ($1,278,717), ($619,017) and ($158,434) for the years ended December 31, 2000,
1999, and 1998, respectively. The Company's cash flows from financing activities totaled $2,173,118, $1,117,337 and $682,850 for the years ended December 31, 2000, 1999, and 1998, respectively. As of December 31, 2000, the Company has a working capital deficiency of $234,490.

Subsequent to December 31, 2000, the Company raised a total of C$1,400,000. However, the Company will require additional funding to continue its operations during the next twelve months. The Company will be dependent on the proceeds of debt and equity financings such as private placements, issuances of convertible securities, the exercise of stock options and warrants, and optioning or selling its properties or other assets to fund its general and administrative expenditures and its mineral exploration and development costs. Without such proceeds, the Company may not continue as a going concern. There can be no assurance that such funding will be available. The Company does not expect to purchase or sell significant equipment, and does not expect significant changes in the number of its employees over the next twelve months. As at December 31, 2000 the Company has four full-time employees employed in the exploration and administration areas of the Company.

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

The Company is required to set aside $90,000 in reclamation deposits related to its resource properties in order to satisfy local property reclamation requirements. Compliance with environmental regulations is not expected to have a material effect on the earnings, competiveness and capital expenditures of the Company until such time as an economic resource is located and a mine is developed.

Item 7.  Financial Statements

The Company files financial statements that are prepared in accordance with generally accepted accounting principles in the Canada. For a description of the primary differences between Canadian and United States generally accepted accounting principles, see Note 12 to the Company's Financial Statements for the period ended December 31. See also Notes 1 and 2 to the Company's Financial Statements for the period ended December 31, 2000.

Auditors' Report

To the Shareholders and Board of Directors
Idaho Consolidated Metals Corp.

We have audited the balance sheets of Idaho Consolidated Metals Corp. as at December 31, 2000 and 1999 and the consolidated statements of operations and cash flows for each of the years in the three-year period ended December 31, 2000 and cumulative from September 15, 1988 (date of inception) to December 31, 2000 and the consolidated changes in shareholders' equity for the three years ended December 31, 2000, which as described in Note 1, have been prepared on the basis of accounting principles generally accepted in Canada. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States and Canada. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of Idaho Consolidated Metals Corp. as at December 31, 2000 and 1999 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2000 and cumulative from September 15, 1988 (date of inception) to December 31, 2000 and the consolidated changes in shareholders' equity for the three years ended December 31, 2000 in accordance with Canadian generally accepted accounting principles. As required by the British Columbia Company Act, we report that, in our opinion, these principles have been applied on a consistent basis.

Signed "PricewaterhouseCoopers LLP"

Chartered Accountants

Vancouver, B.C., Canada
March 23, 2001

Comments by the Auditors for U.S. Readers on Canada - U.S. Reporting Conflict

In the United States, reporting standards for auditors require the addition of an explanatory paragraph (following the opinion paragraph) when the financial statements are affected by significant conditions and events that cast substantial doubt on the company's ability to continue as a going concern, such as those described in Note 1 to the consolidated financial statements. Our report to the shareholders dated March 23, 2001 is expressed in accordance with Canadian reporting standards which do not permit a reference to such events and conditions in the auditors' report when these are adequately disclosed in the financial statements.

Signed "PricewaterhouseCoopers LLP"

Chartered Accountants

Vancouver, B.C., Canada
March 23, 2001

Idaho Consolidated Metals Corp.                                      Statement 1
(An Exploration Stage Company)
Consolidated Balance Sheets
As at December 31, 2000 and 1999
U.S. Funds

ASSETS                                                                                     2000                 1999
----------------------------------------------------------------------------------------------------------------------
Current
    Cash and cash equivalents                                              $             26,508   $           31,950
    Other                                                                                11,962               19,341
                                                                           -------------------------------------------
                                                                                         38,470               51,291
Restricted Investments                                                                   90,000               82,000
Plant and Equipment, net (Note 3)                                                       342,227              487,774
Property Rights (Note 4)                                                              2,097,967            1,625,140
                                                                           -------------------------------------------
                                                                           $          2,568,664   $        2,246,205
----------------------------------------------------------------------------------------------------------------------
LIABILITIES
----------------------------------------------------------------------------------------------------------------------
Current
    Accounts payable - related parties                                     $             58,895   $          367,659
    Other accounts payable                                                              210,475              284,289
    Notes payable to shareholders, due currently (Note 5)                                 3,590                9,952
                                                                           -------------------------------------------
                                                                                        272,960              661,900
Notes Payable to Shareholders, non-current (Note 5)                                           -                3,590
                                                                           -------------------------------------------
                                                                                        272,960              665,490
                                                                           -------------------------------------------
Continued Operations, Commitments and Contingencies
    (Notes 1, 4,and 9)

SHAREHOLDERS' EQUITY
----------------------------------------------------------------------------------------------------------------------
Share Capital (Note 6)
    Authorized:
       100,000,000 common shares with no par value
    Issued and outstanding:
         33,171,201 (25,305,841) shares                                              12,573,110            9,804,354
                     Convertible Securities (Note 7)                                          -               50,188
 Deficit Accumulated During the Exploration Stage                                   (10,277,406)          (8,273,827)
                                                                           -------------------------------------------
                                                                                      2,295,704            1,580,715
                                                                           -------------------------------------------
                                                                           $          2,568,664   $        2,246,205
----------------------------------------------------------------------------------------------------------------------

ON BEHALF OF THE BOARD:

___________________, Director

___________________, Director

               The accompanying notes are an integral part of the consolidated financial statements.

Idaho Consolidated Metals Corp.                                     Statement 2a
(An Exploration Stage Company)
Consolidated Statements of Changes in Shareholders' Equity
U.S. Funds

                                                                           Equity           Deficit
                                                                        Component       Accumulated
                                                                               of        During the
                                            Common  Shares            Convertible       Exploration
                                       Shares             Amount       Securities             Stage             Total
--------------------------------- ------------------------------- -- ------------- --- ------------- --- -------------
Balance - December 31, 1997          9,434,650  $      7,508,593  $             -  $     (4,866,470) $      2,642,123
  Equity component on issuance
    of convertible securities                -                 -          249,862                 -           249,862
  Loss for the year                          -                 -                -        (2,396,731)       (2,396,731)
                                  ------------- -- -------------- -- ------------- --- ------------- --- -------------
Balance - December 31, 1998          9,434,650         7,508,593          249,862        (7,263,201)          495,254
  Equity component on issuance
    of convertible securities                -                 -           42,222                 -            42,222
  Issuance of shares on
    conversion of convertible
    securities in January
    ($0.21 per share)                  546,154           113,108          (13,108)                -           100,000
  Issuance of shares on
    conversion of convertible
    securities in March ($0.21
    per share)                         600,769           124,419          (14,419)                -           110,000
  Issuance of shares for cash
    in March ($0.10 per share)       2,000,000           200,000                -                 -           200,000
  Issuance of shares on
    conversion of convertible
    securities in May ($0.18
    per share)                         932,608           169,585          (19,585)                -           150,000
  Issuance of shares for cash
    on exercise of warrants in
    June ($0.10 per share)             570,000            57,000                -                 -            57,000
  Issuance of shares for cash
    on exercise of warrants
    related to convertible
    securities in June ($0.23
    per share)                       1,146,923           268,494          (27,527)                -           240,967
  Issuance of shares on
    conversion of convertible
    securities in August ($0.13
    per share)                       2,227,941           283,419          (33,419)                -           250,000
  Issuance of shares for cash
    on exercise of warrants
    related to convertible
    securities in August ($0.13
    per share)                       2,227,941           286,045          (33,419)                -           252,626
  Issuance of shares on
    conversion of convertible
    securities in September
    ($0.14 per share)                3,639,528           502,511          (65,511)                -           437,000
  Issuance of shares for cash
    on exercise of warrants
    related to convertible
    securities in September
    ($0.12 per share)                1,172,847           140,311          (21,111)                -           119,200
  Issuance of shares for cash
    on exercise of options in
    October ($0.18 per share)           40,000             7,072                -                 -             7,072
  Issuance of shares for cash
    on exercise of warrants
    related to convertible
    securities in December
    ($0.19 per share)                  766,480           143,797          (13,797)                -           130,000
  Loss for the year                          -                 -                -        (1,010,626)       (1,010,626)
                                  ------------- -- -------------- -- ------------- --- ------------- --- -------------
Balance - December 31, 1999         25,305,841  $      9,804,354  $        50,188  $     (8,273,827) $      1,580,715
--------------------------------- ------------- -- -------------- -- ------------- --- ------------- --- -------------

The accompanying notes are an integral part of the consolidated financial statements.

Idaho Consolidated Metals Corp.                                     Statement 2b
(An Exploration Stage Company)
Consolidated Statements of Changes in Shareholders' Equity
U.S. Funds

                                                                           Equity           Deficit
                                                                        Component       Accumulated
                                                                               of        During the
                                            Common Shares             Convertible       Exploration
                                       Shares             Amount       Securities             Stage             Total
--------------------------------- ------------------------------- -- ------------- --- ------------- --- -------------
Balance - December 31, 1999         25,305,841  $      9,804,354  $        50,188  $     (8,273,827) $      1,580,715
  Issuance of shares for cash
    on exercise of warrants in
    January ($0.10 per share)          100,000            10,000                -                 -            10,000
  Issuance of shares on
    conversion of convertible
    securities in February
    ($0.19 per share)                  174,000            33,132           (3,132)                -            30,000
  Issuance of shares for cash
    on exercise of warrants in
    February ($0.29 per share)       1,047,492           299,420                -                 -           299,420
  Issuance of shares for cash
    on exercise of options in
    February ($0.19 per share)         350,000            67,593                -                 -            67,593
  Issuance of shares for cash
    on exercise of warrants in
    March ($0.43 per share)          1,377,574           597,323                -                 -           597,323
  Issuance of shares for cash
    on exercise of options in
    March ($0.25 per share)             75,000            18,923                -                 -            18,923
  Issuance of shares for
    resource property in April
    ($0.98 per share)                  150,000           147,739                -                 -           147,739
  Issuance of shares for cash
    in April ($0.50 per share)         667,000           333,616                -                 -           333,616
  Issuance of shares for cash
    on exercise of warrants in
    April ($0.70 per share)                500               349                -                 -               349
  Issuance of shares on
    conversion of convertible
    securities in May ($0.20
    per share)                         932,608           188,888          (19,585)                -           169,303
  Issuance of shares for cash
    on exercise of warrants in
    May ($0.70 per share)                  500               349                -                 -               349
  Issuance of shares for cash
    on exercise of options in
    May ($0.25 per share)               80,000            16,040                -                 -            16,040
  Issuance of shares for debt
    settlement in June ($0.95
    per share)                         252,000           239,202                -                 -           239,202
  Issuance of shares for cash
    on exercise of warrants in
    May ($0.70 per share)                4,750             3,312                -                 -             3,312
                                  ------------- -- -------------- -- ------------- --- ------------- --- -------------
Balance forward                     30,517,265  $     11,760,240  $        27,471  $     (8,273,827) $      3,513,884
--------------------------------- ------------- -- -------------- -- ------------- --- ------------- --- -------------

The accompanying notes are an integral part of the consolidated financial statements.
Idaho Consolidated Metals Corp.                                     Statement 2c
(An Exploration Stage Company)
Consolidated Statements of Changes in Shareholders' Equity
U.S. Funds

                                                                           Equity           Deficit
                                                                        Component       Accumulated
                                                                               of        During the
                                            Common Shares             Convertible       Exploration
                                       Shares             Amount       Securities             Stage             Total
--------------------------------- ------------------------------- -- ------------- --- ------------- --- -------------
Balance carried forward             30,517,265  $     11,760,240  $        27,471  $     (8,273,827) $      3,513,884
  Issuance of shares for cash
    on exercise of warrants in
    August ($0.70 per share)               500               348                -                 -               348
  Issuance of shares for cash
    in September ($0.68 per
    share)                             488,235           332,000                -                 -           332,000
  Issuance of shares on
    conversion of convertible
    securities in September
    ($0.18 per share)                1,526,201           281,965          (27,471)                -           254,494
  Issuance of shares for
    resource property in
    October ($0.66 per share)          200,000            87,117                -                 -            87,117
  Issuance of shares for
    resource property in
    November ($0.48 per share)         200,000            61,440                -                 -            61,440
  Issuance of shares for cash
    on exercise of options in
    December ($0.21 per share)         239,000            50,000                -                 -            50,000
  Loss for the year                          -                 -                -        (2,003,579)       (2,003,579)
                                  ------------- -- -------------- -- ------------- --- ------------- --- -------------
Balance - December 31, 2000         33,171,201  $     12,573,110  $             -  $    (10,277,406) $      2,295,704
--------------------------------- ------------- -- -------------- -- ------------- --- ------------- --- -------------

The accompanying notes are an integral part of the consolidated financial statements.

Idaho Consolidated Metals Corp.                                      Statement 3
(An Exploration Stage Company)
Consolidated Statements of Operations
U.S. Funds

                                                                                           Cumulative from
                                                                                                 Inception
                                                                                             (September 15,
                                                               Year Ended December 31        1988) through
                                                      ------------------------------------     December 31,
                                                      2000           1999           1998              2000
  ---------------------------------------- ----------------- -------------- -------------- ----------------
  Revenue
      Property option receipts             $             -   $          -   $          -   $       165,000
      Cost of property options                           -              -              -           (72,588)
                                           ----------------- -------------- -------------- ----------------
                                                         -              -              -            92,412
      Interest                                       7,304          3,838          6,016            63,418
      Other income                                  19,362         34,114              -            53,476
                                           ----------------- -------------- -------------- ----------------
                                                    26,666         37,952          6,016           209,306
                                           ----------------- -------------- -------------- ----------------
  Operating Expenses
      General and administrative                   799,153        736,033        562,557         5,403,964
      Write-off processing equipment and
        related costs                              140,000              -              -         1,577,323
      Abandonment of property rights             1,085,404         23,290      1,705,167         3,364,581
      Loss on disposal of equipment                      -              -              -             4,576
      Interest costs                                 5,688        289,255        135,023           626,497
      Less interest capitalized                          -              -              -           (87,145)
                                           ----------------- -------------- -------------- ----------------
                                                 2,030,245      1,048,578      2,402,747        10,889,796
                                           ----------------- -------------- -------------- ----------------
  Loss Before the Following                      2,003,579      1,010,626      2,396,731        10,680,490

      Gain on settlement of lawsuit                      -              -              -           223,946
      Gain on settlement of debt                         -              -              -           179,138
                                           ----------------- -------------- -------------- ----------------
  Net Loss for the Year                    $     2,003,579   $  1,010,626   $  2,396,731   $    10,277,406
  ---------------------------------------- ----------------- -------------- -------------- ----------------
  Net Loss per Share - Basic and Diluted   $          0.07   $       0.06   $       0.25
  ---------------------------------------- ----------------- -------------- --------------
  Weighted Average Shares - Basic and
      Diluted                                   29,868,903     16,692,843      9,434,650
  ---------------------------------------- ----------------- -------------- --------------

The accompanying notes are an integral part of the consolidated financial statements.

Idaho Consolidated Metals Corp.                                     Statement 4a
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
U.S. Funds

                                                                                         Cumulative from
                                                                                               Inception
                                                                                           (September 15,
                                                        Year Ended December 31             1988) through
                                          ------------------------------------------------   December 31,
                                                   2000            1999              1998           2000
----------------------------------------- --------------- --------------- ---------------- ---------------
Operating Activities
  Net loss for the year                   $  (2,003,579)  $   (1,010,626) $   (2,396,731)  $ (10,277,406)
  Adjustments to reconcile loss to net
     cash used by operating activities
     Amortization                                14,329            7,012           9,104          69,553
     Amortization of interest discount                -          220,901          56,812         277,713
     Gain on settlement of lawsuit                    -                -               -        (223,946)
     Gain on settlement of debt                       -                -               -        (179,138)
     Loss on disposal of equipment                    -                -               -           4,576
     Write-off of plant and equipment           140,000                -               -       1,573,137
     Abandonment and sale of property
       rights                                 1,085,404           23,290       1,705,167       3,437,169
     Change in:
       Other assets                               7,379           (2,907)          1,925         (11,962)
       Accounts payable - related
         parties                                (69,562)         238,972         (52,305)        694,188
       Other accounts payable                   (73,814)          56,581          73,134         701,536
                                          --------------- --------------- ---------------- ---------------
  Net cash used in operating activities        (899,843)        (466,777)       (602,894)     (3,934,580)
                                          --------------- --------------- ---------------- ---------------
Investing Activities

  Property rights
     Acquisition costs                         (521,149)        (250,166)        (75,671)     (1,318,970)
     Exploration costs                         (740,786)        (422,594)        (82,763)     (2,855,400)
  Plant and equipment acquisition                (8,782)          (8,257)              -      (1,243,493)
  Proceeds on sale of equipment                       -            4,000               -           4,000
  Cash in trust                                       -           50,000               -               -
  Purchase of investment for
     reclamation bond                            (8,000)           8,000               -         (90,000)
                                          --------------- --------------- ---------------- ---------------
  Net cash used in investing activities      (1,278,717)        (619,017)       (158,434)     (5,503,863)
                                          --------------- --------------- ---------------- ---------------

The accompanying notes are an integral part of the consolidated financial statements.

Idaho Consolidated Metals Corp.                                     Statement 4b
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
U.S. Funds

                                                                                         Cumulative from
                                                                                               Inception
                                                                                           (September 15,
                                                        Year Ended December 31             1988) through
                                          ------------------------------------------------   December 31,
                                                   2000            1999             1998            2000
----------------------------------------- --------------- --------------- ---------------- ---------------
Financing Activities
  Proceeds from note payable to bank      $           -   $            -  $            -   $       35,408
  Repayments on note payable to bank                  -                -               -          (35,408)
  Proceeds from related party notes
     payable                                          -           72,778         687,138        1,320,878
  Repayments on related party notes
     payable                                     (9,952)          (4,528)       (254,150)        (812,227)
  Net proceeds from issuance of
     convertible securities                           -           42,222         249,862          292,084
  Net proceeds from sale of common stock      2,183,070        1,006,865               -        8,664,216
                                          --------------- --------------- ---------------- ---------------
  Net cash provided by financing
     activities                               2,173,118        1,117,337         682,850        9,464,951
                                          --------------- --------------- ---------------- ---------------
Net Increase (Decrease) in Cash and
  Cash Equivalents                               (5,442)          31,543         (78,478)          26,508
  Cash and cash equivalents - Beginning
     of period                                   31,950              407          78,885                -
                                           -------------- --------------- ---------------- ---------------
Cash and Cash Equivalents - End of        $      26,508   $       31,950  $          407   $       26,508
  Period
----------------------------------------- --------------- --------------- ---------------- ---------------

The accompanying notes are an integral part of the consolidated financial statements.
Idaho Consolidated Metals Corp.                                     Statement 4c
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
U.S. Funds

                                                                                         Cumulative from
                                                                                               Inception
                                                                                           (September 15,
                                                      Year Ended December 31               1988) through
                                          ------------------------------------------------   December 31,
                                                   2000            1999             1998            2000
----------------------------------------- --------------- --------------- ---------------- ---------------
Supplemental Disclosures of Cash Flow
  Information:
    Cash paid during the period for
      interest, net of amount
      capitalized                         $       5,688   $       14,122  $      101,703   $      150,458
----------------------------------------- --------------- --------------- ---------------- ---------------
Schedule of Non-Cash Investing and
  Financing Activities:
    Note payable to shareholders
      incurred for property rights        $           -   $            -  $            -   $       80,000
    Common stock issued for property
      rights                                    296,296                -               -        1,280,766
    Common stock issued for equipment
      and process rights                              -                -               -          750,000
    Common stock issued upon conversion
      of accounts payable to related
      parties                                   239,202                -               -          411,347
    Common stock issued upon conversion
      of other accounts payable                       -                -               -           86,923
    Common stock issued for conversion
      of notes payable to shareholders                -        1,047,000               -        1,087,774
    Conversion of accounts payable to
      notes payable                                   -                -               -          225,000
    Common stock issued for conversion
      on convertible securities                  50,188          241,896               -          292,084

The accompanying notes are an integral part of the consolidated financial statements.

Idaho Consolidated Metals Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2000 and 1999
U.S. Funds
--------------------------------------------------------------------------------
1.   The Company and Basis of Presentation of Consolidated Financial Statements

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

     During 1996, the Company established a wholly owned subsidiary, Idaho Consolidated Metals International, Ltd. (ICMI) in the British Virgin Islands. ICMI does not have any operations as of December 31, 2000. All intercompany accounts and transactions have been eliminated in consolidation.

     These consolidated financial statements have been prepared assuming the Company will continue as a going concern and be able to realize assets and liquidate liabilities in the normal course of business. Since its inception, the Company has incurred significant losses during the exploration stage and at December 31, 2000 has a net working capital deficiency of approximately $234,000. These factors, along with the uncertainties regarding the Company's ability to obtain necessary financing to develop its properties and to successfully develop economic ore reserves on these properties and realize profitable production levels or proceeds from their disposition, raise substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Idaho Consolidated Metals Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2000 and 1999
U.S. Funds
--------------------------------------------------------------------------------
2.   Significant Accounting Policies - Continued

     a)  Property Rights, Plant and Equipment - Continued

         The Company is in the process of exploring its mineral properties and has not yet determined whether these properties contain ore reserves that are economically recoverable.

         Acquisition, development and exploration costs are capitalized on an individual property basis until such time as an economic ore body is defined or the property is abandoned. Capitalized costs associated with a producing property will be amortized on a unit-of-production method based on the estimated life of the ore reserves while costs for abandoned properties are written off in the period in which a decision is made to abandon such property. During the years ended December 31, 2000, 1999 and 1998, the Company abandoned certain properties and, therefore, wrote off approximately $1,085,000, $23,000 and $1,705,000, respectively, of costs which had previously been capitalized.

         Amortization of furniture and fixtures is based on the estimated lives of the assets using the 20% per annum, declining balance method. No amortization is recorded for buildings and equipment, as the assets are no longer in use. Accordingly, buildings and equipment have been recorded at their estimated net realizable value. During the year ended December 31, 2000 the building, equipment and related costs were written down approximately $140,000.

         Management periodically reviews and obtains independent geological reports in determining if adjustments to the carrying values of each of its mineral properties, on a property-by-property basis, are required to record those properties at net realizable value. The ultimate recoverability of the amounts capitalized for the mineral properties is dependent upon the delineation of economically recoverable ore reserves, the Company's ability to obtain the necessary financing to complete their development and realize profitable production or proceeds from the disposition thereof. Management's estimates of recoverability of the Company's investment in various projects have been based on current conditions. However, it is reasonably possible that changes could occur in the near term, which could adversely affect management's estimates and may result in future write-downs of capitalized property carrying values.

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

     b)  Accounting for Income Taxes

         During the year ended December 31, 2000, the Company adopted the new recommendations of The Canadian Institute of Chartered Accountants with respect to accounting for income taxes. Income taxes are calculated using the liability method of accounting. Temporary differences arising from the difference between the tax basis of an asset or liability and its carrying amount on the balance sheet are used to calculate future income tax liabilities or assets. These new standards also require that the future income tax asset and liabilities be measured using tax rates and laws that are expected to apply when the temporary differences are expected to reverse. Among other things, the new standard requires that when acquisitions are made and a difference exists between the cost of the asset and its tax basis, a future income tax liability or asset is recorded. The amount of the future income tax liability or asset is included in the initial carrying value of the acquired asset. Implementation of the new provisions had no effect on the results reported in these consolidated financial statements.

Idaho Consolidated Metals Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2000 and 1999
U.S. Funds
--------------------------------------------------------------------------------
2.   Significant Accounting Policies - Continued

     c)  Cash and Cash Equivalents

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

     d)  Net Loss Per Common Share

         Net loss per share-basic is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Net loss per share-diluted is computed by increasing the weighted-average number of common shares outstanding by the additional common shares that would have been outstanding if the dilutive potential common shares had been issued. Due to the losses incurred during the years ended December 31, 2000, 1999 and 1998, the dilutive securities (stock options, warrants and convertible promissory notes payable) of 3,420,418, 6,826,042 and 15,956,539, respectively, have been excluded from the computation as their effect would be anti-dilutive.

     e)  Foreign Currency Translation

         The accounts of the Company's Canadian operations have been translated into U.S. dollars as follows:

         i)       Monetary assets and liabilities at year-end rates,

         ii)      All other assets and liabilities at historical rates, and

         iii) Revenue and expense and exploration and development items at the average rate of exchange prevailing during the year.

         iv) Gains and losses arising on translation are charged to the statement of operations in the period in which they occur.

     f)  Management's Estimates

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

g)       Financial Instruments

         The Company allocates convertible security instruments, including their component parts, as a liability or as equity in accordance with the substance of the related contractual arrangement. The fair value of the equity component is estimated on the inception of the related contractual obligation using the Black-Scholes option-pricing model.

h)       Stock Option Plan

         The Company has a stock option plan described in Note 6a. No compensation expense is recognized for this plan when share options are issued pursuant to the plan. Consideration paid for shares on exercise of the stock options is credited to share capital.

Idaho Consolidated Metals Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2000 and 1999
U.S. Funds
--------------------------------------------------------------------------------
3.   Plant and Equipment

     Following are the major components of property rights, plant and equipment:

                                                           2000        1999
                                                     ------------ -----------
Building and equipment, (including capitalized
     interest of 2000 - $87,145 and 1999 - $87,145)  $ 329,285    $ 469,285
Furniture and fixtures                                  76,036       67,254
                                                     ------------ -----------
                                                       405,321      536,539
Less:  Accumulated depreciation                        (63,094)     (48,765)
                                                     ------------ -----------
                                                     $ 342,227    $ 487,774
                                                     ------------ -----------
--------------------------------------------------------------------------------
4.   Property Rights

    The details by major area of interest of the Company's investments in mining property rights are as follows:

                                                                2000
                                        ------------------------------------------------
                                        Acquisition     Exploration      Total               1999
                                        --------------- ---------------  --------------- ------------
Stillwater Complex, Montana             $     842,786   $   1,075,428    $   1,918,214   $   587,673
Petsite Project, Idaho                        143,000               -          143,000       316,778
Deadwood Project, Idaho                             1               -                1         3,601
Buffalo Gulch Property, Idaho                  36,750               -           36,750       653,296
Other properties                                    2               -                2        63,792
                                        --------------- ---------------  --------------- ------------
                                        $   1,022,539   $   1,075,428    $   2,097,967   $ 1,625,140
                                        --------------- ---------------  --------------- ------------

     The Stillwater Complex is a platinum group metals target, which is located in the Stillwater and Sweetgrass counties, Montana. Portions of the property are located within the Gallatin and Custer National Forests, on land administered by the U.S. Forest Service. Permits must be obtained for all exploration and development work to be carried out on these properties. There can be no assurances that the Company will be able to obtain all necessary permits in order to place its mineral properties into production.

     A number of the gold properties are located within the Nez Perce National Forest, Idaho, on land administered by the U.S. Forest Service. Permits must be obtained for all exploration and development work to be carried out on these properties. There can be no assurances that the Company will be able to obtain all necessary permits in order to place its mineral properties into production.

     Following is a summary of the agreements associated with the Company's major mineral property projects and acquisition of its mineral rights.

Idaho Consolidated Metals Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2000 and 1999
U.S. Funds
--------------------------------------------------------------------------------
4.   Property Rights - Continued

     a)  Stillwater Complex, Montana

         Staked Claims

         During 1999 and 2000, the Company staked approximately 1,650 claims in the Stillwater area of Montana upon which the Company has an undivided interest. These claims require annual payments of $100 per claim in August each year, as a claim rental to the Bureau of Land Management. This represents an annual cost of $165,000 to maintain these properties.

         Chrome Mountain Property

         The Company entered into a Tri-Party Lease and Purchase Option dated July 16, 1999 with two non-related parties covering 54 unpatented mining claims located in Sweetgrass County, Montana. The lease, which received regulatory approval on April 4, 2000, is for 5 years with 5 successive one year renewal terms and requires the following during the initial 5 year term:
                                                                      Cumulative
                                           Cash         Issue        Exploration
                                           Payment      Shares      Expenditures
                                           -------------------------------------
On signing (paid)                          $ 19,500
On receipt of regulatory approval
  (Issued April 5, 2000)                                150,000
By June 10, 2000 (completed)                                       $   50,000
By July 16, 2000 (issued)                               200,000
By June 10, 2001                                                      120,000
By July 16, 2001                                        200,000
By June 10, 2002                                                      210,000
By July 16, 2002                                        375,000
By July 16, 2003                                        575,000

         Each successive year, after the initial 5 year term, would require a cash payment of $50,000 and annual exploration expenditure of $250,000.

         The Company has a purchase option of $5,000,000 plus a non-transferable share purchase warrant for 110% of the shares not yet issued for the unexpired portion of the lease term, at the prevailing market price and for a minimum 5 year exercise term. Such purchase option must be exercised if the property is placed into commercial production. Upon exercise of the purchase option one of the vendors will retain a 0.25% net smelter return. The vendor retains the right to refuse the purchase and to participate in a joint venture with up to a maximum interest of 40%, by sharing in its proportionate cost of the development.

Idaho Consolidated Metals Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2000 and 1999
U.S. Funds
--------------------------------------------------------------------------------
4.   Property Rights - Continued

     a)  Stillwater Complex, Montana - Continued

         Chrome Corp. Property

         By an agreement dated February 1, 2000, the Company entered into a joint venture with Chrome Corporation of America (CCA) on 39 patented and 117 unpatented mining claims located in Stillwater, Montana with the following terms:

         i)       5 year term;

         ii) the Company can earn a 55% interest by completing the following:

                  -        $5,000 cash payment on signing (paid);

                  - 100,000 shares issued to CCA from treasury at each of the five anniversary dates (issued 200,000 shares during fiscal 2000 to meet the January 31, 2001 and 2002 requirements); and

                  -        completing the following minimum annual work
                           expenditures:
Year                                                               Amount
---------------------------------------------------------------------
By March 31, 2001 (completed)                         $      200,000
By March 31, 2002                                            400,000
By March 31, 2003                                            500,000
By March 31, 2004                                            500,000
By March 31, 2005                                            500,000
                                                      ---------------
                                                      $    2,100,000
                                                      ---------------
         The patented claims are subject to an underlying 5% net smelter return and the remainder will be subject to a 3.5% net smelter return to CCA.

         The Company has agreed to maintain certain underlying property agreements in good standing during the earn-in phase of the joint venture. The first of these agreements requires monthly payments of $1,000 during 2000, $2,000 during 2001 and $2,500 per month thereafter. The second of these agreements requires a one-time payment of $500,000 on commencement of construction leading to commercial production. To December 31, 2000 the Company has paid $12,000 on these agreements.

     b)  Petsite Project, Idaho

         By a letter agreement dated August 8, 2000, the Company reacquired the entire 100% working interest in the Petsite Project upon payment of $100,000 (paid) to Kinross Gold, U.S.A., Inc. (Kinross) for its 70% interest in the project. Kinross had earned its 70% working interest in the project by paying $50,000 to the Company and incurring in excess of $1,500,000 on the property by December 31, 1997. During then joint venture phase, Kinross completed an additional $525,161 on the project to December 31, 1999. The Company's share of these expenditures, which amounted to $157,548, was carried by Kinross with repayments, if any, to come from the Company's share of commercial production. Upon termination of the May 20, 1996 joint venture agreement with Kinross, the Company's remaining obligation, with respect to the carried costs, was extinguished. The Company assumed responsibility for reclamation costs on the project, annual claim rental fees and the underlying property agreement payments (explained below).

Idaho Consolidated Metals Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2000 and 1999
U.S. Funds
--------------------------------------------------------------------------------
4.   Property Rights - Continued

     b)  Petsite Project, Idaho - Continued

         Based upon the continued depressed gold prices and the third party payment of $100,000 to reacquire the 70% working interest during fiscal 2000, management has established a fair market value of $143,000 for the entire 100% interest in the project. Accordingly, the Company has written-off cumulative exploration and development costs of $320,873 during the year ended December 31, 2000.

         The Company's claims are the Petsite Property and the Friday Property.

         Petsite Property

         The Company originally acquired these unpatented lode mining claims for cash in the amount of $10,000 during 1989, cash in the amount of $10,000 during 1991 and the issuance of 20,000 common shares during 1991 at a deemed price of $9,599. The optionor retained a 5% net profits interest in the claims.

         Friday Property

         By an agreement effective December 11, 1995, the Company acquired a 100% working interest on a renewable 5 year lease, on certain patented claims in Idaho, for an initial term expiring July 19, 2001, from Idaho Gold Corporation (IGC). In order to obtain the lease, the Company:

         - Issued IGC 30,000 common shares on the closing date of the agreement (deemed $25,000).

         -        Issued IGC an additional 30,000 common shares by July 19,
                  1997.

         - Completed exploration and development expenditures of $135,000 on or before July 19, 2001.

         The lease is renewable for subsequent terms of five years each, at the Company's option, so long as the Company continues to carry out exploration, development or mining work on the property.

         IGC retains a 3% net smelter royalty to a maximum of $1,000,000. IGC has also been granted an option, expiring July 19, 2001, to reacquire a 49% interest in the property by paying to the Company 115% of expenditures on the property from January 1, 1996 to the date of delivery of such payment. If IGC exercises the option, then a formal joint venture will be drawn and the 3% net smelter royalty will be terminated. The Company may purchase IGC's option to reacquire the 49% interest for $300,000 Cdn. within 21 days of receipt of notice from IGC of its intention to reacquire.

         The Company is also responsible on an underlying agreement for a 3% net smelter royalty payable at $3,000 per quarter to a maximum of $300,000 covering certain claims within the property. As of December 31, 2000, a total of $180,000 advance royalty payments have been made.

Idaho Consolidated Metals Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2000 and 1999
U.S. Funds
--------------------------------------------------------------------------------
4.   Property Rights - Continued

     b)  Petsite Project - Continued

         MacMenamin Agreement

         During the joint venture phase of the project, Kinross entered into an agreement dated February 3, 1998 covering a placer claim in the area of influence of the Petsite project. The Company assumed the agreement, which calls for annual payments of $1,000 per year and increasing to $5,000 per year over the ten-year term of the agreement, which expires February 3, 2008. The claim may be acquired for $150,000 by February 3, 2003 and for $200,000 thereafter.

         Subsequent to December 31, 2000, the Company paid the required $3,000 payment by February 3, 2001.

         Filer Agreement

         During the joint venture phase of the project, Kinross entered into an agreement dated September 16, 1997 covering three patented claims in the area of influence of the Petsite project. The Company assumed the agreement, which calls for annual payments of $15,000 per year and increasing to $25,000 per year over the ten-year term of the agreement, which expires on September 16, 2007. The claims may be acquired for $305,000 by September 16, 2007.

         The Company paid $7,500 of the required $15,000 payment due on September 16, 2000 and has verbal approval to defer 50% of all future September 16 payments to the following March 16.

         Golden Eagle Property

         During 1998, all claims related to this property, were dropped from the joint venture by Kinross. The Company elected to drop all of these claims due to the prevailing market conditions and notified Idaho Mining and Development Company (IMD) who held a 40% undivided interest in the property. The related acquisition, exploration and development costs of $332,077 were written-off in 1998.

     c)  Deadwood Property

         By an agreement effective December 11, 1995, the Company acquired a 100% working interest on a renewable 5 year lease, on certain unpatented claims in Idaho, for an initial term expiring July 19, 2001, from IGC. In order to obtain the lease, the Company:

         - Issued IGC 35,000 common shares on the closing date of the agreement.

         -        Issued IGC an additional 35,000 common shares by July 19,
                  1997.

         - Completed exploration and development expenditures of $135,000 on or before July 19, 2001.

Idaho Consolidated Metals Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2000 and 1999
U.S. Funds
--------------------------------------------------------------------------------
4.   Property Rights - Continued

     c)  Deadwood Property - Continued

         The lease is renewable for subsequent terms of five years each, at the Company's option, so long as the Company continues to carry out exploration, development or mining work on the property.

         IGC retains a 3% net smelter royalty to a maximum of $2,000,000. IGC has also been granted an option, expiring July 19, 2001, to reacquire a 49% interest in the property by paying to the Company 115% of expenditures on the property from January 1, 1996 to the date of delivery of such payment. If IGC exercises the option, then a formal joint venture will be drawn and the 3% net smelter royalty will be terminated. The Company may purchase IGC's option to reacquire the 49% interest for $100,000 Cdn. within 21 days of receipt of notice from IGC of its intention to reacquire.

         The Company is also responsible for an underlying agreement:

         - A 3% net smelter royalty payable at $6,000 per quarter to a maximum of $500,000 covering certain claims within the property known as the Deadwood claims. As of December 31, 2000, a total of $336,000 of advance royalty payments have been made.

         Based upon the continued depressed gold prices, the property has been written-down to a nominal value of $1. Accordingly, the Company has written-off cumulative exploration and development costs of $13,200 during the year ended December 31, 2000.

     d)  Buffalo Gulch Property

         By an agreement effective December 11, 1995, the Company acquired a 100% working interest on a 5 year renewable lease, on certain unpatented claims in Idaho, for an initial term of expiring July 19, 2001, from IGC. In order to obtain the lease, the Company shall:

         - Issued IGC 60,000 common shares on the closing date of the agreement (deemed $50,000).

         - Issued IGC an additional 60,000 common shares by July 19, 1997 (deemed $39,000).

         - Completed exploration and development expenditures of $310,000 on or before July 19, 2001.

         The lease is renewable for subsequent terms of five years each, at the Company's option, so long as the Company continues to carry out exploration, development or mining work on the property.

         IGC retains a 3% net smelter royalty to a maximum of $3,000,000. IGC has also been granted an option, expiring July 19, 2001, to reacquire a 49% interest in the property by paying to the Company 115% of expenditures on the property from January 1, 1996 to the date of delivery of such payment. If IGC exercises the option, then a formal joint venture will be drawn and the 3% net smelter royalty will be terminated. The Company may purchase IGC's option to reacquire the 49% interest for $300,000 Cdn. within 21 days of receipt of notice from IGC of its intention to reacquire.

         Based upon the continued depressed gold prices and a comparison of this property with the Petsite Project, management has established a fair market value of $36,750 for the property including its underlying agreements. Accordingly, the Company has written-off cumulative exploration and development costs of $658,571 during the year ended December 31, 2000.

Idaho Consolidated Metals Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2000 and 1999
U.S. Funds
--------------------------------------------------------------------------------
4.   Property Rights - Continued

d)       Buffalo Gulch Property - Continued

         The Company is also responsible on three underlying agreements as follows:

         Black Bear Agreement

         By an agreement dated August 1, 1996 and an amendment dated August 11, 1999, the Company entered into an option to acquire a 100% working interest in certain unpatented mineral claims in Idaho upon making cash payments of $9,300. The Company shall, at its option, make quarterly payments to a cumulative total of $120,000 by July 31, 2002, including a balloon payment at the end of the term.

         The Company must also complete a minimum of $3,000 annually in exploration and development expenditures on the property.

         The quarterly payments are currently $600 per quarter. The future quarterly payments increase to $1,000 per quarter should the price of gold increase to $325 per ounce and the regular payments are re-established should the price of gold reach $375 per ounce. All required payments under the agreement have been made to date.

         Whiskey Jack Agreement

         By an agreement dated August 29, 1998 and an amendment dated June 11, 1999, the Company was granted an option to acquire a 100% working agreement interest in certain upatented mineral claims in Idaho. In order to complete the option, the Company shall, at its option, make quarterly payments to a cumulative total of $65,000 by July 1, 2003, including a balloon payment at the end of the term.

         The Company must also complete a minimum of $1,000 annually in exploration and development expenditures on the property.

         The quarterly payments are currently $400 per quarter. The future quarterly payments increase to $800 per quarter should the price of gold increase to $325 per ounce and the regular payments are re-established should the price of gold reach $375 per ounce. All required payments under the agreement have been made to date.

         Gray Estates Agreement

         The Company has assumed the obligation of an underlying agreement dated May 21, 1984 which requires quarterly advance royalty payments of $6,000 or a 5% net smelter royalty upon commencement of commercial production, to a maximum of $500,000. As of December 31, 2000, a total of $396,000 of advance royalty payments have been made.

Idaho Consolidated Metals Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2000 and 1999
U.S. Funds
--------------------------------------------------------------------------------
4.   Property Rights - Continued

d)       Buffalo Gulch Property - Continued

         The Company has also entered into the following agreement on a contiguous property:

         Gallaugher Property

         By an agreement dated September 5, 1996 and an amendment dated May 20, 1999, the Company was granted an option to acquire a 100% working interest in certain unpatented mineral claims in Idaho. In order to complete the option, the Company shall, at its option, make quarterly payments to a cumulative total of $150,000 by March 5, 2007, including a balloon payment at the end of the term.

         A third party receives a 10% finder's fee deducted from all option payments made by the Company to the optionor.

         The quarterly payments are currently $500 per quarter. The future quarterly payments increase to $1,200, $1,800 and $4,800 per quarter, respectively, should the price of gold increase to $325, $350 and $400 per ounce, respectively. All required payments under the agreement have been made to date.

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

         Pursuant to the terms of a Global Settlement Agreement, reached in 1997, the Company terminated the agreement dated December 1, 1995. Further, the parties agreed to enter into a new agreement by which the Company would purchase the property from IMD and Mr. D. Steiner, the Company's president and director, based upon a price to be determined by a mutually agreed upon qualified appraiser.

         During 1998, IMD failed to provide proof of title and negotiations for purchase of the claims from IMD were terminated. During 1999, the Company reached a mutual agreement with Mr. Steiner to terminate negotiations for an agreement on his claims and accordingly the Company has written-off the cumulative resource property costs of $14,835 during the year ended December 31, 1999.

Idaho Consolidated Metals Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2000 and 1999
U.S. Funds
--------------------------------------------------------------------------------
4.   Property Rights - Continued

     e)  Other Properties - Continued

         Other

         Based upon the continued depressed gold prices, the Company wrote-down two minor properties in Idaho to nominal value and dropped two minor properties in Idaho and the related acquisition, exploration and development costs of $53,142 were written-off during the year ended December 31, 2000. The Company also dropped an exploration project in Mexico and the related exploration and development costs of $39,618 were written-off.

         During 1998, the Company dropped the Tuxedo Property; Montana, Dean Mine and Mill Site, Nevada; Claim Blocks, Idaho; Eckert Hill Property, Idaho and the related acquisition, exploration and development costs of $205,907, $86,644, $417,832 ($274,672 - 1997) and $662,253 respectively were written-off.
--------------------------------------------------------------------------------
5.   Notes Payable to Shareholders

     Details of notes payable to shareholders are as follows at December 31, 2000 and 1999:
                                                        2000      1999
                                                    --------- ---------
Uncollateralized note payable, due in monthly
  payments of $460 including interest at 9.0%
  per annum                                         $  3,590  $  8,542
Uncollateralized note payable, bearing
  interest at 9% per annum, due on demand                   -     5,000
                                                    --------- ---------
                                                       3,590    13,542
Current portion                                       (3,590)   (9,952)
                                                    --------- ---------
                                                    $      -  $  3,590
                                                    --------- ---------

Idaho Consolidated Metals Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2000 and 1999
U.S. Funds
--------------------------------------------------------------------------------
6.   Share Capital

     a)  Common Share Options

         The Company has a stock option plan. The options are granted for varying terms ranging from two to seven years and are immediately vested upon the date of grant. Following is a schedule of the activity pursuant to this stock option plan.

                                                                Exercise Price per
                                                  Number             Share (CDN $)  Expiry Date
------------------------------------------ ------------------ --------------------- -------------------------
Selected 1998 Activity
     Options granted                              45,000               $ 0.26       April 2002
     Options granted                             110,000                 0.26       October 1999
     Options granted                              55,000                 0.26       May 2000
     Options granted                             300,000                 0.26       February 2001
     Options granted                             150,000                 0.26       August 2001
     Options expired                             (15,000)                0.26       April 2002
                                           -------------------- ------------------- -------------------------
                                                                                    October 1999 to
Balance - December 31, 1998                      645,000                 0.26          April 2002
     Options exercised                           (40,000)                0.26       October 1999
     Options expired                             (70,000)                0.26       October 1999
     Options granted                             465,000                 0.37       April 2004
                                           -------------------- ------------------- -------------------------
                                                                         0.26       May 2000 to
Balance - December 31, 1999                    1,000,000              to 0.37          April 2004
     Options granted                           1,175,000                 0.30       January 2005
     Options granted                             500,000                 1.20       March 2005
     Options granted                             150,000                 0.72       March 2003
     Options granted                              50,000                 1.12       June 2005
     Options granted                             150,000                 0.96       July 2005
     Options exercised                           (55,000)                0.26       May 2000
     Options exercised                          (200,000)                0.26       February 2001
     Options exercised                          (150,000)                0.26       August 2001
     Options exercised                          (250,000)                0.37       April 2004
     Options exercised                           (89,000)                0.30       January 2005
     Options expired                            (200,000)                1.20       March 2005
                                           -------------------- ------------------- -------------------------
                                                                         0.26       February 2001 to
Balance - December 31, 2000                    2,081,000              to 1.20          July 2005
                                           -------------------- ------------------- -------------------------

         As of December 31, 2000, all options are exercisable. At December 31, 2000 and 1999, the weighted average exercise price per option was $0.53 CDN and $0.31 CDN, respectively. The weighted average remaining contractual life of the options was 3.7 years.

Idaho Consolidated Metals Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2000 and 1999
U.S. Funds
--------------------------------------------------------------------------------
6.   Share Capital - Continued

     b)  Common Share Warrants

         In connection with sales of common stock during 1999 and 2000, the Company has also issued warrants to acquire common stock. The warrant activity is as follows:

                                               Number of             Price per
                                                Warrants                 Share      Expiry Date
------------------------------------------ -------------------- ------------------- -----------------
Balance - December 31, 1998                    1,763,233            $ 0.70 CDN      March 2000

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

     Warrants exercised
      - Convertible note #1                     (546,154)             0.31 CDN      January 2000
      - Convertible note #2                     (600,769)             0.31 CDN      March 2000
      - Convertible note #4                   (2,227,941)             0.17 CDN      September 1999
      - Convertible note #5                     (766,480)             0.25 CDN      October 2000
      - Convertible note #6                   (1,172,847)             0.15 CDN      January 2000
      - Private placement                       (570,000)             0.15 CDN      March 2000
                                           -------------------- ------------------- -----------------
Balance - December 31, 1999                    5,826,042             $ 0.15 to      March 2000 to
                                                                      0.70 CDN      March 2001
     Warrants issued
                                                                 $ 1.05 CDN or      October 2000
      - Short form prospectus                    433,550             $1.26 CDN      April 2001
                                                                      1.00 CDN      September 2001
      - Private placement                        244,118           or 1.25 CDN      September 2002
     Warrants expired                               (167)             0.70 CDN      March 2000
     Warrants exercised
      - Private placement                     (1,763,066)             0.70 CDN      March 2000
      - Private placement                       (762,000)             0.15 CDN      March 2000
      - Convertible note #3                     (932,608)             0.28 CDN      May 2000
      - Convertible note #5                   (1,700,201)             0.25 CDN      October 2000
      - Short form prospectus                     (6,250)             1.05 CDN      October 2000
                                           -------------------- ------------------- -----------------
Balance - December 31, 2000                    1,339,418             $ 0.18 to      March 2000 to
                                                                      1.26 CDN         September 2002
                                           -------------------- ------------------- -----------------

Idaho Consolidated Metals Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2000 and 1999
U.S. Funds
--------------------------------------------------------------------------------
6.   Share Capital - Continued

    c)   Escrow Shares

         In conjunction with the Company's initial public offering, certain Company officers and directors were required to place 750,000 common shares of the Company in escrow in accordance with policies of the Canadian Venture Exchange (CDNX). The shares are subject to release from escrow as the Company expends funds on exploration and development of its mineral properties and with regulatory approval. If the shares have not been released from escrow pursuant to the release provisions by the year 2001, the remaining shares in escrow will be surrendered to the Company for cancellation. During the year ended December 31, 2000 the Company released 187,500 shares from escrow upon receipt of regulatory approval. At December 31, 2000, 187,500 shares remain in escrow pursuant to this agreement. The Company has received regulatory approval to release the remaining 187,500 after October 6, 2001.
--------------------------------------------------------------------------------
7.   Convertible Securities

     The Company has allocated the equity component of the convertible promissory notes payable based upon the fair value of the underlying securities. The fair value is estimated on the date of the related contractual obligation, using the Black-Scholes option-pricing model, with the following assumptions:

Expected dividend yield                                            0.00%
Expected stock price volatility                                   87.74%
Risk-free interest rate                                            5.57%
Expected life of convertible security                             1 year
Discount factor for trading restrictions
  on control block of shares                                      70.00%

    Details are as follows:
                                                2000               1999
                                    ------------------ ------------------
Convertible note #3                 $             -    $        19,585
Convertible note #5                               -             30,603
                                    ------------------ ------------------
                                    $             -    $        50,188
                                    ------------------ ------------------

Idaho Consolidated Metals Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2000 and 1999
U.S. Funds
--------------------------------------------------------------------------------
8.   Related Party Transactions

     In addition to related party transactions disclosed elsewhere herein, the Company has paid or accrued for payment the following amounts to related parties:

                                                          2000        1999       1998
                                                     ----------- ----------- ----------
Management fees to the president and director        $  81,000   $   67,850  $  69,000
Fees to a company controlled by a director                   -            -      1,952
Interest expense on notes payable to shareholders          718      268,988    130,858
                                                     ----------- ----------- ----------
                                                     $  81,718   $  336,838  $ 201,810
                                                     ----------- ----------- ----------

--------------------------------------------------------------------------------
9.   Global Settlement Agreement

     By an agreement dated January 8, 2000, the Company reached a settlement with various parties to conclude numerous lawsuits, disagreements and contractual relationships. As a result, all actions in which the Company was named have been dismissed, with prejudice, at no cost to the company except for its direct legal, indemnity and other related costs.

     The Company had agreed to indemnify its officers and directors in relationship to the settlement hearings, which were successful in concluding the various matters. Accordingly, the Company has allotted 252,000 common shares from treasury, which were issued upon receipt of regulatory approval to cover such indemnification. The deemed value of such allotment in the amount of $239,202 has been accrued in the year ended December 31, 2000.
--------------------------------------------------------------------------------
10.  Fair Value of Financial Instruments

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

Idaho Consolidated Metals Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2000 and 1999
U.S. Funds
--------------------------------------------------------------------------------
11.  Income Taxes

     Effective January 1, 2000, the Company adopted CICA 3465, "Accounting for Income Taxes". This new accounting standard, which required adoption on a retroactive basis, resulted in no adjustment to the results previously reported by the Company.

     No income tax provision or benefit has been provided for any of the periods presented due to the Company's net operating loss carry-forward position.

     The Company has not recorded a future tax asset principally due to the uncertainty regarding the generation of future taxable income to utilize existing net operating losses. If it becomes more likely than not that the Company will generate future taxable income, the future tax asset may be adjusted.

     The Company is subject to income tax filing requirements in both Canada and the United States. As of December 31, 2000, the Company had income tax losses carried forward available to reduce future taxable income, if any. These losses expire at different rates depending on the jurisdiction as follows:
                                     United States
Year                                   (U.S. $)        Canada (CDN $)
---------------------------------- ----------------- -----------------
2001                               $            -    $       902,700
2002                                            -            722,000
2003                                            -          1,496,300
2004                                            -            507,900
2005                                            -          1,004,300
2006                                            -          1,023,900
2007                                            -          1,200,900
2011                                      557,100                  -
2012                                      105,200                  -
2018                                      586,500                  -
2019                                      673,200                  -
2020                                      580,900                  -
                                   ----------------- -----------------
                                   $    2,502,900    $     6,858,000
                                   ----------------- -----------------

The U.S. $2,352,000 of income tax losses were incurred by the U.S. branch of the Company and are available to reduce future taxable income, if any, of the U.S. branch. The amount is included within the Canadian income tax losses of CDN $6,858,000.

Idaho Consolidated Metals Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2000 and 1999
U.S. Funds
--------------------------------------------------------------------------------
12. Differences Between United States and Canadian Generally Accepted Accounting Principles (GAAP)

     a)  Accounting Policy Differences

         These consolidated financial statements are prepared in accordance with accounting principles generally accepted in Canada. The significant differences between Canadian and U.S. GAAP are as follows:

         Under Canadian GAAP, no value is attributed to the release of escrowed shares and no compensation expense is recorded. Under U.S. GAAP, stock compensation expense is recorded as such shares become eligible for release based upon the number of shares eligible for release and the market value of the shares at that time (Note 6).

         Under Canadian GAAP, the Company is not required to record the effect of non-employee stock option based compensation expense in the consolidated financial statements. Under U.S. GAAP, stock compensation expense is recorded for non-employees based upon the discount from market at the date the option is granted.

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

         Under Canadian GAAP, events such as gains on settlement of lawsuits and debts are considered to be unusual events, which may receive separate disclosure but they are not considered to be extraordinary items. Under U.S. GAAP, such items meet the criteria for disclosure as extraordinary items.

Idaho Consolidated Metals Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2000 and 1999
U.S. Funds
--------------------------------------------------------------------------------
12.  Differences Between United States and Canadian Generally Accepted

       Accounting Principles (GAAP) - Continued

     b)  Statement Reconciliation

         A reconciliation of the consolidated statements of operations from Canadian presentation to U.S. presentation is as follows:

                                                            2000            1999          1998
                                                    -------------- --------------- -------------
Net loss - Canadian basis                           $   2,003,579  $    1,010,626  $  2,396,731
Compensation expense on common stock options
     granted to non-employees                              83,798               -             -
Amortization of interest discount                               -        (220,901)      (56,812)
Current year exploration costs                            740,786         422,594        82,763
Current year exploration abandonments                    (674,901)        (16,341)     (577,004)
                                                    -------------- --------------- -------------
Loss before extraordinary items and cumulative          2,153,262       1,195,978     1,845,678
     effect of accounting change
Cumulative effect of change in accounting for
  exploration costs                                             -               -     1,097,531
                                                    -------------- --------------- -------------
Net loss - U.S. basis                               $   2,153,262  $    1,195,978  $  2,943,209
                                                    -------------- --------------- -------------

Net loss U.S. basis per share - Basic and Diluted
     Before extraordinary items and cumulative
       effect of accounting change                  $        0.07  $         0.07  $      0.20
     Extraordinary items and cumulative effect of
       accounting change                                        -               -         0.11
                                                    -------------- --------------- -------------
Net loss U.S. basis per share                       $        0.07  $         0.07  $      0.31
                                                    -------------- --------------- -------------

Idaho Consolidated Metals Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2000 and 1999
U.S. Funds
--------------------------------------------------------------------------------
12.  Differences Between United States and Canadian Generally Accepted

       Accounting Principles (GAAP) - Continued

     b)  Statement Reconciliation - Continued

         A reconciliation of certain consolidated balance sheet accounts from Canadian presentation to U.S. presentation is as follows:

                                                              2000            1999           1998
                                                    ---------------- --------------- --------------
Deficit accumulated during the exploration stage
     - Canadian basis                               $    10,277,406  $    8,273,827  $   7,263,201
Stock compensation expense, prior years'
     cumulative                                           1,201,736       1,201,736      1,201,736
Compensation expense on common stock options
     granted to non-employees                                83,798               -              -
Amortization of interest discount, prior years'
     cumulative                                            (277,713)        (56,812)             -
Amortization of interest discount                                 -        (220,901)       (56,812)
Cumulative effect of change in accounting for
     exploration costs                                            -               -      1,097,531
Current year exploration costs                              740,786         422,594         82,763
Current year exploration abandonments                      (674,901)        (16,341)      (577,004)
Prior years' exploration costs, net of
     abandonments                                         1,009,543         603,290              -
                                                    ---------------- --------------- --------------
Deficit accumulated during the exploration stage
     - U.S. basis                                   $    12,360,655  $   10,207,393  $   9,011,415
                                                    ---------------- --------------- --------------

Notes payable to shareholders, non-current -
     Canadian basis                                 $             -  $        3,590  $     747,493
Non-detachable convertible security instruments                   -         292,084        249,862
Amortization of interest discount                                 -        (292,084)       (56,812)
                                                    ---------------- --------------- --------------
Notes payable to shareholders, non-current - U.S.
     basis                                          $             -  $        3,590  $     940,543
                                                    ---------------- --------------- --------------
Property rights - Canadian basis                    $     2,097,967  $    1,625,140  $     971,670
Current year exploration expense abandonments               674,901          16,341        577,004
Prior years' exploration costs, net of
     abandonments                                        (1,009,543)       (603,290)    (1,097,531)
Current year exploration costs                             (740,786)       (422,594)       (82,763)
                                                    ---------------- --------------- --------------
Property rights - U.S. basis                        $     1,022,539  $      615,597  $     368,380
                                                    ---------------- --------------- --------------

Idaho Consolidated Metals Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2000 and 1999
U.S. Funds
--------------------------------------------------------------------------------
12.  Differences Between United States and Canadian Generally Accepted

       Accounting Principles (GAAP) - Continued

     c)  Note Disclosure Reconciliation

         Under Canadian GAAP, the Company is not required to disclose the proforma effect of employee stock option based compensation on expense in the notes to the consolidated financial statements. Under U.S. GAAP, Statement of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation", establishes financial accounting and reporting standards for stock-based employee compensation plans. The statement encourages all entities to adopt a fair value based method of accounting, but allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." The disclosure only provisions of SFAS No. 123 are as follows:

                                                                2000            1999          1998
                                                         -------------  -------------- -------------
Loss U.S. basis before extraordinary items and
  cumulative effect of accounting change (Note 12b)
     As reported                                         $  2,153,262   $  1,195,978   $  1,845,678
     Pro forma                                              2,613,812      1,279,678      1,939,028
Loss per share U.S. basis before extraordinary items
  and cumulative effect of accounting change (Note 12b)
     As reported                                         $       0.07   $       0.07   $      0.20
     Pro forma                                                   0.09           0.08          0.21
Net loss U.S. basis (Note 12b)
     As reported                                         $  2,153,262   $  1,195,978   $  2,943,209
     Pro forma                                              2,613,812      1,279,678      3,036,559
Net loss per share U.S. basis (Note 12b)
     As reported                                         $       0.07   $       0.07   $      0.31
     Pro forma                                                   0.09           0.08          0.32

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:
                                     2000       1999       1998
                                 ---------- ---------- ----------
Expected dividend yield             0.00%     0.00%       0.00%
Expected stock price volatility   125.01%   151.82%      87.74%
Risk-free interest rate             5.83%     5.00%       5.57%
Expected life of options         1.5 years    2 years    2 years

         The weighted average grant-date fair value of options granted in 2000, 1999 and 1998 was $0.44 CDN, $0.27 CDN and $0.17 CDN, respectively.

Idaho Consolidated Metals Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2000 and 1999
U.S. Funds
--------------------------------------------------------------------------------
13.  Subsequent Events

     In addition to items disclosed elsewhere in these financial statements, the following significant events occurred between January 1, 2001 and March 22, 2001:

a) The Company issued 434,783 units, each unit consisting of one common share and one-half warrant, at $0.92 CDN per unit, for gross proceeds of $400,000 CDN. Each whole warrant allows the holder to acquire an additional common share for a period of one year at $1.25 CDN per share. A finder fee of $40,000 CDN or 10% of the private placement was paid in connection with the placement.

b) The Company issued 1,294,118 units, each unit consisting of one common share and one-half warrant, at $0.85 CDN per unit, for gross proceeds of $1,100,000 CDN. Each whole warrant allows the holder to acquire an additional common share for a period of one year at $1.25 CDN per share. Finders' fees of $35,000 CDN cash were paid and 51,471 common shares were issued in connection with the placement.

c) The Company granted 1,225,000 incentive stock options to insiders of the Company, subject to regulatory approval, which are exercisable at a price of $0.80 CDN per share until January 9, 2006.

d) The Company established a stock option plan (Plan), subject to regulatory approval and the approval of the Plan by the shareholders at the next annual general meeting. The option price will be determined by the board of directors and shall not be less than the discounted market closing price of the shares on the date immediately preceding the date of the grant, subject to regulatory approval. The Company has conditionally allotted 6,586,442 common shares of the Company for the Plan.

e) The Company issued 150,000 common shares on exercise of 150,000 share purchase options for cash in the amount of $41,000 CDN.

f) The Company issued 111,000 common shares on exercise of 111,000 share purchase options for cash in the amount of $31,860 CDN.

g) The Company received regulatory approval for a management services agreement dated January 10, 2001 with Crystallex International Corporation (Crystallex). Crystallex will provide the Company with management, technical and financial services in exchange for consideration of $15,000 CDN per month. The agreement may be terminated should the Company not be successful in raising minimum funding of $3,000,000 by June 30, 2001, an additional $4,000,000 by June 30, 2002, an additional $5,000,000 by June 30, 2003, an additional $6,000,000 by June 30, 2004 and an additional $7,000,000 by June 30, 2005. Crystallex may terminate the agreement on three months written notice.

         The agreement also grants Crystallex 2,250,000 incentive share purchase options at $1.08 per share and expiring January 10, 2006, or within 90 days upon termination of the agreement.

Item 8. Changes in and Disagreements with Accountants in Accounting and Financial Disclosure

None.
                                    PART III

Item 9. Directors and Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act of 1934

The following table sets forth the name, age and position of each of Executive Officer and Director of the Company as of December 31, 2000.

------------------------ ------------- -------------------------------------------------------------------------------
 Name and Municipality       Age                                  Principal Occupation for
     of Residence                                                   Previous Five Years
------------------------ ------------- -------------------------------------------------------------------------------
Delbert W. Steiner(1)         55       Mr. Steiner's principal occupation in the last five years is as President of
Lewiston, Idaho                        the Company from September 15, 1988 to June 27, 1997 and from July 23, 1997
Director, President                    to the present and CEO of the Company from June 24, 1996 to June 27, 1997 and
and CEO                                July 23, 1997 to the present.
------------------------ ------------- -------------------------------------------------------------------------------
Theodore Tomasovich(1)        54       Director of the Company since July 22, 1997.  Mr. Tomasovich's principal
Los Angeles, CA                        occupation in the last five years was as President of PYJ Corporation, a real
Director                               estate development company, from October 1988 to the present.
------------------------ ------------- -------------------------------------------------------------------------------
Jag Vyas(1)                   58       Director of the Company since July 22, 1997.  Mr. Vyas' principal occupation
Coquitlam, B.C.                        in the last five years was as a self-employed accountant from 1991 to
Director                               present.  Mr. Vyas is also a Director of Tapajos Gold, Inc.
------------------------ ------------- -------------------------------------------------------------------------------
Wilfried.J. Struck            42       VP, Mining and Exploration and Chief Operating Officer of the Company since
Lewiston, Idaho                        August 29, 1995.  Mr. Struck's principal occupations in the last five years
VP, Mining and                         was as a self employed consulting geological mining engineer from July, 1991
Exploration and Chief                  to August 29, 1995 and as COO of the Company from August 1995 to the present.
Operating Officer

------------------------ ------------- -------------------------------------------------------------------------------
Kenneth A. Scott              43       Chief Financial Officer of the Company since March 25, 1995.  Mr. Scott's
Surrey, B.C.                           principal occupation in the last five years was as a partner in Staley,
Chief Financial Officer                Okada, Chandler & Scott, Chartered Accountants.
------------------------ ------------- -------------------------------------------------------------------------------
Vanessa Bachman               30       Accountant with the Company since 1996 and Corporate Secretary since 2000.
Lewiston, Idaho                        Ms. Bachman's principal occupation in the last five years was an accountant
Corporate Secretary                    with the Company.
------------------------ ------------- -------------------------------------------------------------------------------
David Fraser                  63       Director of the Company since June 23, 2000.  Mr. Fraser is a lawyer and
Vancouver, B.C.                        partner of Fraser & Company, since 1977 and a director of Archon Minerals
Director                               Ltd. since 1988.
------------------------ ------------- -------------------------------------------------------------------------------
David Thomas                  60       Director of the Company since July 12, 2000.  Mr. Thomas is the Chairman and
West Vancouver, B.C.                   Director of Navigator Exploration Corp., since September 1996; a director of
Director                               Aber Resources Ltd since July, 1980, a director of Platinova Resources, Ltd.
                                       since June 1991 and a director of Far West Mining Ltd. since July, 1995.
------------------------ ------------- -------------------------------------------------------------------------------
Bernd Struck                  37       Director of the Company since February, 2000. Mr. Struck was the President of
                                       Cardinal Forestry Consulting Company, Ltd. from January 1987 to February,
                                       2000.
------------------------ ------------- -------------------------------------------------------------------------------

------------------------ ------------- -------------------------------------------------------------------------------
Sidney, B.C.                           Cardinal Forestry Consulting Company, Ltd. from January 1987 to February,
Director                               2000.
------------------------ ------------- -------------------------------------------------------------------------------

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

Based upon a review of Forms 3, 4 and 5 and amendments thereto, furnished to the Company during or respecting its last fiscal year, and the insider trading reports filed with the British Columbia Securities Commission, the following persons who, at any time during the most recent fiscal year, were directors, officers, beneficial owners of more than 10% of any class of equity securities of the Company or any other persons known to be subject to Section 16 of the Exchange Act failed to file, on a timely basis, reports required by Section 16(a) of the Exchange Act:

During the year, Delbert W. Steiner, Chairman, President and Chief Executive Officer, did not file Section 16 forms reporting the disposition of a total of 266,000 shares; the acquisition of 292,200 shares, and the acquisition of options to purchase 625,000 shares of the Company's common stock.

During the year, Kenneth A. Scott, Chief Financial Officer, did not file Section 16 forms reporting the acquisition of options to purchase 50,000 shares; the acquisition of a total of 300,000 shares, and the disposition of a total of 173,334 shares of the Company's common stock.

During the year, Wilfried Struck, Chief Operating Office and Vice President of Mining and Exploration, did not file Section 16 forms reporting the acquisition of options to purchase 325,000 shares; the acquisition of a total of 17,000 shares; the disposition of a total of 4,000 shares of the Company's common stock and the exercise of options to purchase 50,000 shares of common stock.

During the year, Vanessa Bachman, Secretary, did not file Section 16 forms reporting the acquisition of 2,000 shares and the acquisition of options to purchase 80,000 shares. Ms. Bachman also did not file a Form 3 Initial Statement of Beneficial Ownership at the time she was elected secretary for the Company.

During the year, Robert Young, Director, did not file Section 16 forms reporting the acquisition of 203,000, the disposition of a total of 49,500 shares and the acquisition of an option to purchase 50,000 shares of the Company's common stock.

During the year, Stillwater Trust, a 5% shareholder of the Company, did not file a Section 16 form reporting the disposition of 220,000 shares of the Company's common stock.

During the year, the Tomasovich Family Trust, a 5% shareholder of the company, did not file a Section 16 form reporting the exercise of share purchase warrants for the acquisition of 2,458,809 shares and the disposition of 186,050 shares.

During the year, Theodore Tomasovich, Director, did not file a Section 16 form reporting the disposition of 220,000 shares indirectly held by him as a beneficiary of a trust; the exercise of shares purchase warrants for the acquisition of 2,458,809 shares and the acquisition of 2,458,809 shares, indirectly held by him as Trustee of the Tomasovich Family Trust and the acquisition of an option to purchase 325,000 shares of the Company's common stock.

During the year, David Fraser, Director, did not file Section 16 forms reporting the acquisition of 15,000 shares and the acquisition of options to purchase 50,000 shares. Mr. Fraser also did not file a Form 3 Initial Statement of Beneficial Ownership at the time he was elected a director of the Company.

During the year, David Thomas, Director, did not file Section 16 forms reporting the acquisition of 30,000 shares and the acquisition of options to purchase 150,000 shares. Mr. Thomas also did not file a Form 3 Initial Statement of Beneficial Ownership at the time he was elected a director of the Company.

Bernd Struck, Director, did not file Section 16 forms reporting the exercise of share purchase warrants for the acquisition of 25,889 shares indirectly held by him as President of Cardinal Forest Consulting, Inc. or the exercise of share purchase warrants for the acquisition of 25,890 shares held directly. Mr. Struck also did not file a Form 3 Initial Statement of Beneficial Ownership at the time he was elected a director of the Company.

Item 10.  Executive Compensation

The following compensation information relates to amounts paid to the Chief Executive Officer for the preceding three (3) years. No other director or executive officer received compensation in excess of $100,000 in 2000, 1999 or 1998.

-----------------------------------------------------------------------------------------------------------------------------
                          Annual Compensation                           Long Term Compensation
-----------------------------------------------------------------------------------------------------------------------------
                                                                           Awards                    Pay-outs
-----------------------------------------------------------------------------------------------------------------------------
                                                                                         Restricted
   Name and                                                                               Shares of
   Principal                                            Other Annual  Securities Under   Restricted    LTIP      All Other
   Position      Year Ending      Salary        Bonus   Compensation   Options Granted  Share Units  Pay-outs  Compensation

-----------------------------------------------------------------------------------------------------------------------------
Delbert W.          2000         US$81,000        -           -            625,000           -           -           -
Steiner             1999         US$67,850        -           -            50,000            -           -           -
                    1998         US$69,000        -           -                              -           -           -
-----------------------------------------------------------------------------------------------------------------------------

Pension Plans

The Company does not have any defined benefit pension plan that provides annual benefits to any Executive Officers, or any long-term incentive plans.

Compensation of Directors

None of the Directors receive Director's fees.

Executive Compensation

Other than the Chief Executive Officer, none of the Executive Officers of the Company received any reportable salary or bonus during 2000. The following describes the stock option regime currently followed by the Company.

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

The following table sets forth certain information on option grants to the Named Executives in 2000:

                                                     Individual Grants
----------------------- ------------------- ------------------ ------------- ------------- -------------
Name                    Number of Shares    Percentage of      Exercise      Expiration    Grant Date
                        Underlying          Total Options      Price Per     Date          Value
                        Options Granted     Granted to         Share(2)
                                            Employees in
                                            Fiscal Year
----------------------- ------------------- ------------------ ------------- ------------- -------------
Delbert Steiner         325,000(1)                59.5%        C$0.30        January 14,   C$0.50
                                                                             2005
                        300,000(2)                             C$1.20        March 24,     C$1.60
                                                                             2005
----------------------- ------------------- ------------------ ------------- ------------- -------------

(1) Represents incentive stock options granted on January 14, 2000. The option shares vest and become exercisable upon the date of grant and are exercisable until January 14, 2005.

(2) Represents incentive stock options granted on March 24, 2000. The option shares vest and become exercisable upon the date of grant and are exercisable until March 24, 2005.

The following table sets forth certain information on option grants to the Directors in 2000:

                                                  Individual Grants
----------------------- ------------------- ------------------ ------------- ------------- -------------
Name                    Number of Shares    Percentage of      Exercise      Expiration    Grant Date
                        Underlying          Total Options      Price Per     Date          Value
                        Options Granted     Granted to         Share
                                            Directors in
                                            Fiscal Year
----------------------- ------------------- ------------------ ------------- ------------- -------------
Robert Young            50,000(1)                 8.0%         C$0.30        January 14,   C$0.50
                                                                             2005
----------------------- ------------------- ------------------ ------------- ------------- -------------
Jag Vyas                50,000(1)                  8.0         C$0.30        January 14,   C$0.50
                                                                             2005
----------------------- ------------------- ------------------ ------------- ------------- -------------
David Fraser            50,000(1)                  8.0         C$1.12        June 25,      C$1.40
                                                                             2005
----------------------- ------------------- ------------------ ------------- ------------- -------------
David Thomas            150,000(1)                24.0         C$0.96        July 12,      C$1.32
                                                                             2005
----------------------- ------------------- ------------------ ------------- ------------- -------------
Theodore Tomasovich     325,000(1)                52.0         C$0.30        January 14,   C$0.50
                                                                             2005
----------------------- ------------------- ------------------ ------------- ------------- -------------

The following table summarizes option exercises and the value of unexercised stock options granted to the Named Executives as of December 31, 2000:

-------------------- ---------------- ---------------------- ---------------------- --------------------
                                                               Number of Shares       Value of
                                                                  Underlying         Unexercised
                                                              Unexercised Options    In-the-Money
                         Shares                                   at 12/31/00        Options at
                       Acquired on                               (Exercisable/        12/31/00
       Name             Exercise        Value Realized(1)       Unexercisable)      (Exercisable/
                                                                                    Unexercisable)(2
-------------------- ---------------- ---------------------- ---------------------- --------------------
Delbert W. Steiner   200,000                C$156,000        625,000/0              [C$145,000]
-------------------- ---------------- ---------------------- ---------------------- --------------------

(1) The Value Realized is the difference between the exercise price and the fair market value of the shares underlying the options. The fair market value is the closing price of the Company's common stock as reported by the CDNX (in Canadian dollars) on the date of exercise.

(2) The value of unexercised in-the-money options is the difference between the exercise price and the fair market value of the shares underlying the options. For purposes of determining the value of unexercised in-the-money options as of December 31, 2000, the fair market value is deemed to be $.50, which the last closing price of the Company's common stock reported on the CDNX during December 2000.

The following table summarizes option exercises and the value of unexercised stock options granted to the Directors as of December 31, 2000:

-------------------- ---------------- ---------------------- ---------------------- --------------------
                         Shares         Value Realized(1)      Number of Shares          Value of
Name                   Acquired on                                Underlying            Unexercised
                        Exercise                              Unexercised Optons       In-the-Money
                                                                  at 12/31/00           Options at
                                                                 (Exercisable/           12/31/00
                                                                Unexercisable)         (Exercisable/
-------------------- ---------------- ---------------------- ---------------------- --------------------
Jag Vyas                 50,000             C$41,500               50,000/0              C$10,000
                         50,000             C$81,500
-------------------- ---------------- ---------------------- ---------------------- --------------------
Robert Young             50,000             C$112,000              150,000/0             C$30,500
                         50,000             C$110,000
-------------------- ---------------- ---------------------- ---------------------- --------------------
Theodore Tomasovich      139,000            C$26,300               286,000/0             C$57,200
-------------------- ---------------- ---------------------- ---------------------- --------------------
David Fraser               -0-                 -0-                 50,000/0              C$31,000
-------------------- ---------------- ---------------------- ---------------------- --------------------
David Thomas               -0-                 -0-                 50,000/0              C$69,000
-------------------- ---------------- ---------------------- ---------------------- --------------------

(1) The Value Realized is the difference between the exercise price and the fair market value of the shares underlying the options. The fair market value is the closing price of the Company's common stock as reported by the CDNX (in Canadian dollars) on the date of exercise.

(2) The value of unexercised in-the-money options is the difference between the exercise price and the fair market value of the shares underlying the options. For purposes of determining the value of unexercised in-the-money options as of December 31, 2000, the fair market value is deemed to be C$.50, which the last closing price of the Company's common stock reported on the CDNX during December 2000.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the total-number of the Company's common shares and the percentage of such beneficially owned as of December 31, 2000 by the Directors and Officers, and with respect to shares owned by each person or group known by the Company to be the beneficial owner of more than 5% of the shares.

--------------------------------------------------------------------------------
      Name of Beneficial Owners       Number of Shares Owned    Percent of Class
--------------------------------------------------------------------------------
Delbert W. Steiner                         2,271,982(1)               6.5%
Director, President and CEO
--------------------------------------------------------------------------------
Theodore Tomasovich                       16,645,096(2)               47.4%
Director
--------------------------------------------------------------------------------
Robert Young                                310,815(5)                 *%
Assistant Secretary
--------------------------------------------------------------------------------
Kenneth A. Scott                            326,674(3)                 *%
Chief Financial Officer
--------------------------------------------------------------------------------
Wilfried J. Struck                          527,569(4)                1.5%
Chief Operating Officer
--------------------------------------------------------------------------------
Jagdish Vyas                                50,000(6)                   *
Director
--------------------------------------------------------------------------------
Vanessa Bachman                             86,450(7)                   *
Corporate Secretary
--------------------------------------------------------------------------------
David Thomas                               180,000 (8)                  *
Director
--------------------------------------------------------------------------------
Bernd Struck                                51,779(9)                   *
Director
--------------------------------------------------------------------------------
David Fraser                               100,000(10)                  *
Director
--------------------------------------------------------------------------------
All Directors and Executive Officers      20,550,365(11)              58.5%
as a Group (7 Persons)
--------------------------------------------------------------------------------
Tomasovich Family Trust                   7,535,596(12)               21.4%

--------------------------------------------------------------------------------
Stillwater Trust                          8,750,000(13)               24.9%
--------------------------------------------------------------------------------
*Represents less than 1% of the Company's common stock.

(1) Includes 85,000 shares subject to an Escrow Agreement, 625,000 shares issuable upon exercise of options, 325,000 of which are exercisable at C$0.30 per share, 300,000 of which are exercisable at C$1.20 per share. Includes 168,000 shares issuable upon exercise of share purchase warrants.

(2) Includes indirect ownership of 7,535,596 shares owned by the Tomasovich Family Trust for which Mr. Tomasovich is the Trustee, indirect ownership of 8,780,000 shares owned by Stillwater Trust for which Mr. Tomasovich is a beneficiary, and indirect ownership of 4,500 shares owned by the Tomasovich Irrevocable Trust for which Mr. Tomasovich is the Trustee. It also Includes 286,000 shares issuable upon exercise of options at C$0.30 per share. The Tomasovich Family Trust Agreement has a 21 year term to 2020 and Mr. Tomasovich is the sole Trustee and holds the full voting rights. The Stillwater Trust Agreement has an initial 3 year and provision for subsequent three year extensions and the trustees are the SWT Trustees Ltd. and holds the full voting rights.

(3) Includes indirect ownership resulting from Mr. Scott being the beneficial owner of a holding company, which owns the shares., and includes 50,000 shares issuable upon exercise of options, at C$0.30 per share.

(4) Includes 375,000 shares issuable upon exercise of options, 325,000 of which are exercisable at C$0.30 per share, 50,000 of which are exercisable at C$0.37 per share.

(5) Includes 150,000 shares issuable upon exercise of options, 50,000 of which are exercisable at C$0.37 per share, 100,000 of which are exercisable at C$0.26 per share.

(6) Includes 50,000 shares issuable upon exercise of options at C$0.30 per share.

(7) Includes 80,000 shares issuable upon exercise of options, 15,000 of which are exercisable at C$0.26 per share and 15,000 of which are exercisable at C$0.37 per share; 50,000 of which are exercisable at C$0.30 per share. Also includes 4,450 shares owned by spouse.

(8) Includes 150,000 shares issuable upon exercise of options at C$0.96 per share.

(9) Includes 25,889 shares issued to Cardinal Forestry Consulting Company Ltd. of which Mr. Struck is the beneficial owner.

(10) Includes 50,000 shares issuable upon exercise of options at C$1.12 per share.

(11) Includes 1,984,000 shares issuable pursuant to options and warrants exercisable within 60 days. Includes all direct and indirect ownership by named executive officers and directors.

(12)     Theodore Tomasovich, director, is the Trustee of the Tomasovich Family
         Trust.

(13)     Theodore Tomasovich, director, is a beneficiary of the Stillwater
         Trust.

Securities of the Company held in Escrow

Escrow Shares

187,500 shares of the Company's common stock, issued at a price of C$.01 per share (the "Escrowed Shares") are held in escrow by Montreal Trust Company of Canada pursuant to an escrow agreement dated July 10, 1990 (the "Escrow Agreement"). The Escrowed Shares are subject to release from time to time at the direction of the CDNX, in accordance with the policies of the CDNX then in effect. The current CDNX policies allow for the release of 7.5% of the original 750,000 Escrowed Shares for each $100,000 CDN of qualifying exploration and development expenditures subject to an annual maximum of 25% of the original 750,000 Escrowed Shares. In the case where the Company's general and administrative expenses are less than 33% of the total expenditures, these release limits are increased to 15% for each C$100,000 of qualifying expenditures up to an annual maximum of 50% of the original 750,000 Escrowed Shares. The Escrow Agreement provides that the Escrowed shares may not be transferred except in accordance with Local Policy Statement 3-07 of the British Columbia Securities Commission and with the consent of the CDNX. The holders of the Escrowed Shares (the "Escrow Shareholders") are entitled under the Escrow Agreement to exercise all voting rights attached to such Escrowed Shares, except in respect of resolutions to cancel the Escrowed Shares, to receive dividends or to participate in the assets and property of the Company on winding up and dissolution of the Company. If an Escrow Shareholder ceases to be a principal of the Company, such shareholder is required under the

Escrow Agreement to transfer his Escrowed Shares to such person or persons as the Company, with the approval of the CDNX, determines, or to transfer or surrender the Escrowed Shares to the Company for cancellation, with such compensation or for no compensation, as the Company, with approval of the CDNX, determines. The Escrow Shareholders are required to surrender for cancellation any of the Escrowed Shares which remain unreleased from escrow by April 3, 2001, or earlier if there is a major reorganization of the Company and the CDNX requires the cancellation thereof as a condition of approval thereof, or if the shares of the Company have been subject to a cease trade order for a period of two consecutive years.

By December 31, 1996, the Company had met all of the expenditure requirements for the release of the Escrowed Shares. As of December 31, 1999, there were 375,000 Escrowed Shares subject to the Escrow Agreement, of which 180,000, 165,000, 25,000 and 5,000 were owned by Peter Lepik, Del Steiner, John Kennedy and Roy Knickel, respectively. On October 10, 2000, the Company received approval from the CDNX to release the final 375,000 common shares from escrow, subject to 187,500 of these shares not being released until October 7, 2001. Accordingly, during the year ended December 31, 2000, the Company released 187,500 shares from escrow, and 187,500 shares remain in escrow pursuant to the Escrow Agreement. See also Note 6 to the Company's Financial Statements for the period ended December 31, 2000, incoporated by reference herein.

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

Pursuant to the terms of a Global Settlement Agreement, reached in 1997, the Company terminated the agreement dated December 1, 1995. Further, the parties agreed to enter into a new agreement by which the Company would purchase the property from IMD and Mr. D. Steiner, the Company's president and director, based upon a price to be determined by a mutually agreed upon qualified appraiser.

During 1998, IMD failed to provide proof of title and negotiations for purchase of the claims from IMD were terminated. During 1999, the Company reached a mutual agreement with Mr. Steiner to terminate negotiations for an agreement on his claims and accordingly the Company has written-off the cumulative resource property costs of $14,835 during the year ended December 31, 1999.

Related Party Transactions

The Company has paid or accrued for payment the following amounts to related parties:

The Company paid management fees to the president and director of $81,000 during 2000, $67,850 during 1999 and $69,000 in 1998. The Company incurred interest expense of $718 on notes payable to shareholders during 2000, $268,988 in 1999 and $130,858 in 1998.

The Company has engaged Fraser & Co. as Canadian legal counsel since February 1,2000. David Fraser is a partner in Fraser & Co. and has been a director for the Company since June 2000. Fees paid or accrued to Fraser & Co. during the December 2000 fiscal year amounted to $73,190.

Global Settlement Agreement

By an agreement dated January 8, 2000, the Company reached a settlement with various parties to conclude numerous lawsuits, disagreements and contractual relationships. As a result, all actions in which the Company was named have been dismissed, with prejudice, at no cost to the company except for its direct legal, indemnity and other related costs.

The Company had agreed to indemnify its officers and directors in relationship to the settlement hearings, which were successful in concluding the various matters. Accordingly, the Company has allotted 252,000 common shares from treasury, which were issued upon receipt of regulatory approval to cover such indemnification. The deemed value of such allotment in the amount of $239,202 has been accrued in the year ended December 31, 2000.

Item 13.  Exhibits and Reports on Form 8-K

 (a)     Exhibits:

3.1 Memorandum and Articles of Incorporation as Amended by Special Resolution on June 24, 1996 of the Registrant (Canadian equivalent to U.S. Bylaws) (1)

4.       Form of Certificate of Common Stock (3)

Material Contracts:

10.01 Tri-Party Lease with Purchase Option Agreement between Platinum Fox, Emerald Chimera and the Company dated July 16, 1999 (3)

10.02 Montana PGM Venture - Joint Venture Agreement dated February 1, 2000 between the Company and Chrome Corporation of America (Chrome Corp. Property)

10.03 Mouat Family Stillwater Complex Mineral Claims Revised Agreement dated May 1, 1999 between the Lessors to the 1996 Amended Extension Agreement and Chrome Corporation of America, Inc. (Chrome Lease - Chrome Corp. Property)(4)

10.04 August 5, 1996, Amended Extension Agreement to Lease Agreement dated August 5, 1988 between the Lessors to the 1988 Lease Agreement and Chrome Corporation of America, Inc. (Chrome Lease - Chrome Corp. Property)(4)

10.05 Extension letter dated July 23, 1993 1988 between various parties and Chrome Corporation of America, Inc (Chrome Lease - Chrome Corp. Property)(4)

10.06 Lease Agreement dated August 5, 1988 between various parties and Chrome Corporation of America, Inc. (Chrome Lease - Chrome Corp. Property)(4)

10.07 Stillwater Complex Basal Zone Lease Agreement dated January 18, 2000 between Mouat Nickel Mines Inc., William G. Mouat, individually and as Trustee, and Fort Stckton Investments, Inc. and Chrome Corporation of America (Nickel/Copper Lease - Chrome Corp. Property)(4)

10.08 Agreement to Assign Interest - Friday claims dated December 11, 1995 between Idaho Gold Corporation and the Company (Friday Property) (2)

10.09 Memorandum of Agreement between Idaho Gold Corporation and Idaho Consolidated Metals Corp. and Mineral Lease Agreement between Idaho Gold Corporation and Idaho Consolidated Metals Corp. dated July 9, 1996 (Friday Property) (3)

10.10 Amendment to Option Agreement dated September 5, 1997 between Arctic Fox, Idaho Consolidated Metals Corporation, Idaho Gold Corporation and Cyprus Gold Exploration Corporation (Friday Properties) (3)

10.11 Agreement to Assign Interest - Deadwood claims dated December 11, 1995 between Idaho Gold Corporation and the Company (The Deadwood Property)
         (2)

10.12 Memorandum of Agreement between Idaho Gold Corporation and Idaho Consolidated Metals Corp. and Agreement between Idaho Gold Corporation and Idaho Consolidated Metals Corp. (The Deadwood Property) dated July 9, 1996 (3)

10.13 First Amendment to Option Agreement dated September 5, 1997 between Arctic Fox, Idaho Consolidated Metals Corporation, Idaho Gold Corporation and Cyprus Gold Exploration Corporation
         (Orogrande/Deadwood) (3)

10.14 Agreement to Assign Interest - Buffalo Gulch claims dated December 11, 1995 between Idaho Gold Corporation and the Company (The Buffalo Gulch Property) (2)

10.15 Memorandum of Agreement between Idaho Gold Corporation and Idaho Consolidated Metals Corp. and Agreement between Idaho Gold Corporation and Idaho Consolidated Metals Corp. (The Buffalo Gulch Property) dated July 9, 1996 (3)

10.16 Global Settlement Agreement dated April 29, 1998 between the Company, Delbert Steiner, Ellie Steiner, Theodore J. Tomasovich, acting individually and as Trustee of the Tomasovich Family Trust and Joe Swisher, Barbara Swisher, Idaho Mining and Development Company and Silver Crystal Mines, Inc. (1)

10.17 Global Settlement Agreement dated January 8, 2000 between Thomas Gumprecht, Kirk White, Bonnie Witrak, Joe Swisher, Barbara Swisher, Idaho Mining and Development Company, Silver Crystal Mines, Inc., the Company, Delbert Steiner, Ellie Steiner, American Guarantee and Liability Insurance Company and Miriam M. Lee. (3)

10.18    Form of Director Stock Option Agreement (3)

10.19    Form of Employee Stock Option Agreement (3)

21.      Subsidiaries of the registrant

24.      Power of Attorney

27.      Financial Data Schedule

(1) Incorporated by reference to the Annual Report on Form 10KSB for the year ended December 31, 1997 previously filed by the Company.

(2) Incorporated by reference to the Form 10QSB for the quarter ended June 30, 1996 previously filed by the Company.

(3) Incorporated by reference to the Annual Report on Form 10KSB for the year ended December 31, 1999 previously filed by the Company.

(4)      Incorporated in Exhibit 10.02.

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

                                   Principal Executive Officer:



                                     By             "John Andrews"
                                                     John Andrews
                                                     President and
                                           Chief Executive Officer

                                   Principal Financial and Accounting Officer:


                                     By           "Kenneth A. Scott"
                                                   Kenneth A. Scott
                                           Chief Financial Officer

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