Form 10KSB
period 2001-12-31
IDAHO CONSOLIDATED METALS CORP
filed 2002-04-16
CIK 886183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

            |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2001

             |_| TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           For the Transition Period from to __________ to __________
                        Commission File Number __________

                         IDAHO CONSOLIDATED METALS CORP.
                 (Name of Small Business Issuer in its Charter)

     British Columbia, Canada                                   82-0465571
  (State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                           Identification No.)

                           Suite 225 - 4299 Canada Way
                            Burnaby, British Columbia
                                 Canada V5G 1H3
                    (Address of Principal Executive Offices)
                                 (830) 634-3149
                (Issuer's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12 (b) of the Act:

Title of each class                   Name of each exchange on which registered
       None                                           None

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

The aggregate market value of the voting stock held by non-affiliates of the registrant at December 31, 2001 was C$15,271,216 (based on the closing sale price on the Canadian Venture Exchange ("CDNX") on December 31, 2001). This calculation does not reflect a determination that persons are affiliates for any other purposes.

At December 31, 2001, there were 37,165,623 common shares of the registrant's voting shares issued and outstanding.

Documents incorporated by reference:   None

Transitional Small Business Disclosure Format (check one):   Yes |_|   No |X|

                         IDAHO CONSOLIDATED METALS CORP.
                                   Form 10-KSB
                   For the Fiscal Year Ended December 31, 2001

                                TABLE OF CONTENTS

                                                                                                                Page
PART I

         ITEM 1.  DESCRIPTION OF BUSINESS                                                                         4
         ITEM 2.  DESCRIPTION OF PROPERTY                                                                         5
         ITEM 3.  LEGAL PROCEEDINGS                                                                              26
         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY                                                    27

PART 11

         ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS                                       27
         ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION                                      29
         ITEM 6A.  RISK FACTORS                                                                                  30
         ITEM 7.  FINANCIAL STATEMENTS                                                                           33
         ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE           63

PART III

         ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION
                  16(A) OF THE EXCHANGE ACT                                                                      63
         ITEM 10.  EXECUTIVE COMPENSATION                                                                        67
         ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT                                70
         ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                                72
         ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K                                                              73

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

General Business Description of the Company

The Company is an exploration mining company and is primarily engaged in the acquisition, and exploration of precious metals properties. The principal precious metals targeted by the Company are Platinum group metals and gold. From 1988 to 1996 the Company purchased, staked and leased gold claims in Idaho. Beginning in 1998, the Company shifted its focus to claim acquisitions and exploration for Platinum group metals ("PGMs") on the Stillwater Complex located in the Park, Sweetgrass and Stillwater Counties, Montana, by staking unpatented claims, and by obtaining leasehold interests in and/or options to purchase, explore and develop certain patented and unpatented claims located therein.

The Company, subsequent to December 31, 2001 has sold all of its gold properties, subject to regulatory approval currently being sought by the acquirer. The Company is actively exploring its Platinum group claims in Park County, Sweetgrass County and Stillwater County, Montana. Accordingly, the current principal business of the Company does not include further acquisition, exploration or development of its gold claims. (See Gold Properties Description below).

The Stillwater Complex hosts a geological formation known as the J-M Reef, which is a mineralized horizon containing Platinum group metals that have been traced over a strike-length of approximately 28 miles. Accordingly, the J-M Reef is known to have one of the most significant reserves of Platinum group metals outside the countries of South Africa and Russia, and is currently mined by the Stillwater Mining Company, a publicly traded mining company that was listed on the American Stock Exchange and recently began trading on the New York Stock Exchange under the trade symbol of (SWC). In addition to the J-M Reef, hosted in the Lower Member of the Banded series, the Stillwater Complex consists of five stratigraphic layers that appear to have anomalous Platinum group metal values. These horizons or layers are labelled from south to north as follows: the Basal Series (believed to be enriched with copper/nickel), the Ultramafic Series, the Lower, Middle and the Upper Banded Series.

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

At the end of 2001, the Company had no proven or probable reserves in any of its claims. However, the area consisting of its Montana claims indicate anomalous enrichment in the Platinum group elements and the Company will conduct drilling, sampling, trenching, assaying, geological and geophysical programs during the year 2002. The Company will follow-up on results obtained during the 2001 exploration program and is currently compiling the information and developing the exploration plan for the 2002 exploration field season.

For a discussion of the risks associated with the Company's business, please see "Description of Properties" and "Management's Discussion and Analysis of Financial Condition and Results of Operations".

All funds are reported in U.S. dollars unless otherwise specified. Canadian funds are designated by "CDN".

History of the Company

The Company was incorporated by registration of its memorandum and articles under the laws of the Province of British Columbia on September 15, 1988 under the name "Consolidated Idaho Platinum Resources Inc." The Company subsequently changed its name from "Consolidated Idaho Platinum Resources Inc." to "Idaho Consolidated Metals Corp." effective as of June 30, 1989. The Company's head and principal office is located at Suite 225 - 4299 Canada Way, Burnaby, B.C., Canada V5G 1H3 and its exploration office is located at 102 - Two Willow Lane, Red Lodge, MT 59068, USA.

The Company has a wholly owned subsidiary, Idaho Consolidated Metals International, Ltd., incorporated under the laws of the British Virgin Islands on July 17, 1996. Its registered and records office is located at Craigmuir Chambers, P.O. Box 71 Road Town, Tortola, British Virgin Islands and its business address is located at Suite 225 - 4299 Canada Way, Burnaby, B.C., Canada V5G 1H3. Idaho Consolidated Metals International, Ltd. has never operated any business.

Description of Property Interests

                        Platinum Group Metals Properties

The Company's Platinum group metals or "PGM" claims lie within or around the Stillwater Complex that hosts the J-M Reef. The Stillwater Complex is located in the Beartooth Mountains in south central Montana. The Stillwater Complex is situated along the northern edge of the Beartooth Plateau, which rises to elevations of over 10,000 feet. The Beartooth Plateau is deeply incised by multiple rivers and their tributaries, including the Stillwater River, which is located towards the eastern end of the Complex and the Boulder River, which is near the western end of the Complex. Both of these rivers eroded their valley floor, resulting in deep valleys that cut into the gently undulating Beartooth Plateau.

The Stillwater Complex is a rare geological feature, composed of an assemblage of mafic and ultramafic rocks derived from a single, large, buried magma body emplaced an estimated 2.7 billion years ago. It is believed that as the molten rock cooled individual minerals crystallized sequentially, with the heavier, basic, darker minerals crystallizing first and sinking towards the bottom of the magma chamber and the lighter, more siliceous light-colored minerals crystallizing later to produce bands of norite, gabbro and anorthosite. These layers formed in a generally horizontal position, but, through the years, a portion of the original horizontal orientation of the Stillwater Complex was moved due to shifts in the earth's crust, and it was tilted, dipping towards the northeast at an angle of between 50 and 90 degrees to the horizontal. This tilting exposed the rock of the Stillwater Complex at the surface as a series of bands, which can be traced across most of the strike length of the Complex. The J-M Reef is visible in places as one of these bands. Erosion has caused the Stillwater Complex to be visible as a lenticular-shaped body of rocks that is approximately 28 miles long in a northwest to southeast direction and up to 5 miles wide in a northeast to southwest direction. The oldest layers exposed are located on the south-end of the Complex and as one moves northerly (stratigraphically upsection) the rock units get progressively younger.

The anomalous mineralization (platinum, palladium nickel and copper) is hosted in horizons or layers, that are encountered and labeled from south to north as follows: the Basal Series, the A and B Chromites (hosted in the Ultramafic series), the Stillwater-Rose-Volatile Enrichment Zone (the "VEZ", located at the contact between the Ultramafic Series and the Lower Member of the Banded Series), the transverse faults (which cut across the Basal Zone and Ultramafic Series), the J-M Reef (hosted in the Lower Member of the Banded Series) and the Picket Pin Zone (located at the contact between the Middle and Upper Member's of the Banded Series).

The Platinum group metals, which consist primarily of Palladium, Platinum and a minor amount of Rhodium, are known to be richly concentrated in several horizons with the best explored horizon known as the J-M Reef. However, anomalous Platinum group metal mineralization and small amounts of nickel, copper, silver and gold have been observed in most of the other mineralized layers comprising the Stillwater Complex. The J-M Reef appears to form a continuous layer, which is exposed from the highest ridges over 9,500 feet above sea level to the deepest valleys almost a mile below the surface of the Beartooth Plateau. The strike length (horizontal distance), over which the J-M Reef has been identified, is 28 miles in an east-southeasterly direction, with a mineralized down-dip (vertical distance) interval exceeding 7,600 feet.

The Stillwater Complex is similar to the Merensky Reef in South Africa's Bushveld Complex. Although the known strike length of the J-M Reef is shorter than the Merensky Reef, the J-M Reef has a higher-grade of Platinum group metals and its economically recoverable width is significantly thicker. The Bushveld Complex has been producing Platinum group metals for more than half a century and currently hosts many operating mines. In comparison, the J-M Reef has been mined for less than twenty years by one mine, which is owned and operated by the Stillwater Mining Company.

During the late 1960's and early 1970's, the Stillwater Mining Company and its predecessors, had staked claims covering most of the known portions of the Stillwater Complex. In October of 1993, due to new claim rental fee regulations imposed by the Bureau of Land Management ("BLM"), Stillwater Mining Company elected not to pay the increased claim rental fees for certain of its staked claims and abandoned in excess of 1,346 claims. As a result, those claims for which Stillwater Mining Company elected not to pay the required claim rental fee were adjudicated by the BLM as relinquished.

Beginning in 1999, the Company staked 758 unpatented claims and entered into a Tri-Party Lease and Purchase Option Agreement with Platinum Fox, LLC and Emerald Chimera, LLC, for an additional 54 unpatented claims (the "Platinum Fox Lease"). The Company also continued with its land acquisition program in 2000 by staking another 912 claims on approximately 18,000 acres and entering into a Joint Venture with Chrome Corporation of America ("Chrome Corp.") for 102 additional unpatented claims, 32 patented claims and 21 unpatented claims upon which a patent application has been filed, all of which are contiguous to the Company's existing land holdings in Montana.

During 2001, the Company staked an additional 123 claims on approximately 2,500 acres, which are contiguous to the Company's existing land holdings in Montana. The Company now has a total of 2,002 separate but generally contiguous PGM mining claims extending over approximately 34,500 acres of federal land.

The Company controlled claims run the length of the complex and are divided into 10 properties which are often contiguous and are designated by geographical area listed from west to east as follows: Picket Pin Property, Blakely Creek Property, Chrome Mountain Property, Iron Mountain Property, Crescent Creek Property, Bluebird Property, Mountain View Property, Blitz Property (formerly the Nye Basin Property), Black Butte Property and the East Millsite Property. The Company also staked the Stillwater West property, which is under a joint venture agreement to a third party.

The claims that comprise these properties cover several prospective horizons and ongoing exploration is required to determine the location and quantity (if any) of mineralization on the properties. The properties are contiguous with each other in a number of cases and are separated into distinct properties for ease of permiting and access.

The properties are listed below from west to east:

Picket Pin Zone

The Company holds 703 unpatented claims ("Picket Pin Claims"), covering approximately 12,000 acres. The Picket Pin Claims are located along the stratigraphic subdivisions between the Middle Banded series and the Upper Banded series of the Stillwater Complex, over a 12 mile strike length. The Picket Pin Claims are contiguous and span from Picket Pin Creek on the east-end of the Picket Pin Zone to Contact Creek, 1.5 miles west of the Boulder River.

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

During 2001, the Company split the Picket Pin Claim block into 3 blocks referred to as the (from West to East) Stillwater West, Picket Pin West, and Picket Pin East. The western most block (Stillwater West) consisting of 215 claims has been Joint Ventured to a public company (First Choice Industries), which is obligated to conduct exploration on the property, as well as issue shares and a payment to Idaho Consolidated Metals Corp. to earn a 40% interest in the property (additional details are given in the section entitled Stillwater West Property). The Picket Pin West property consists of 316 claims and the Picket Pin East property consists of 387 claims and both blocks are currently undergoing review to develop the best approach for ongoing exploration.

Blakely Creek Property

The Company has staked 56 unpatented claims between the Boulder River and Chrome Mountain to the east, covering approximately 960 acres. The Blakely Creek claims run parallel to the strike-length of the J-M Reef for 1.3 miles, contiguous with Stillwater Mining Company's patented ground and are also contiguous with the Chrome Mountain property to the east.

The project area contains indications of several promising styles of mineralization. The claims are located directly south of Stillwater Mining Company claims. Based on review of previous geologic investigations and studies, the area also appears to have some structural complexities consisting of transverse faults perpendicular to the strike of the J-M Reef with lateral offsets as well as thrust faults that have shifted the mineral horizon. The transverse faults developed during the late stages of crystallization and formation of the layers that comprise the Stillwater Complex. These faults are significant for two reasons. Firstly, the faults displace the horizons of known mineralization either north or south. In areas of glacial cover, which masks the geology, these faults provide the possibility that areas of known mineralization may have shifted onto the Company's claims. Secondly, the faults acted as conduits for late stage mineralizing fluids which formed the VEZ horizon and may have enriched portions of the J-M Reef

Interpetation of the airbourne geophysical program conducted during 2000 indicated the presence of a high magnitude geophysical conductor trending through this claim block. The position of the conductor coorelates with the position of the Basal Zone, which commonly hosts nickel and copper enriched sulphides. The geologic interpetation is complicated by the presense of the transverse and thrust faults, but the older metamophic rocks mapped on the surface, are interpeted to be a thin thrust layer over Stillwater Complex rocks.

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

Located west of Chrome Mountain is the historic Gish Mine. During World War II, the Gish Mine located east of the Boulder River produced chromite ore which was refined to produce Chromium, which at that time was a strategic metal as it was produced primarily in the Soviet Union and Rhodesia. The chromite ore was produced from the "G" & "H" chromite horizons located between the VEZ horizon and the "A"& "B" chromites. There are significant Platinum and Palladium assays associated with the "A" & "B" chromites along the length of the complex. Little exploration for these zones has been conducted in this area due to the thin cover of older metamorphic rocks and the steepness of the terrain. The Basal Zone is host to nickel and copper mineralization and is also under a thin veneer of older metamorphic rocks. Airborne geophysics is effective in the detection of the sulfide mineralization associated with this horizon and has extended the zone of known mineralization by a distance of five miles.

The Company sampled rocks near the J-M Reef horizon in Blakely Creek in August 1999. Several of the samples returned with anomalous assays. Three samples contained a combined Platinum, Palladium and Rhodium value between 0.269 and
0.962 ounces per ton. The interpretation of the airborne geophysics in this area shows a signature very similar to the geophysical signature of the J-M Reef in known areas.

During 2001, the Company conducted follow-up exploration 2 miles east of Chrome Mountain near Lost Mountain. This work consisted of mapping and sampling, sample soil grid and ground geophysics to deliniate the source of a prominate geophysical conductor interpeted during the 2000 airbourne geophysical program. This conductor coorelates with a horizon located stratigraphically below the J-M Reef horizon and is generally located near the contact between the Ultramafic Horizon and the Lower Member of the Banded Series. On strike and 2000 feet east of the Company's property, this conductive zone is associated with a graphitic zone that is enriched in Platinum and Palladium. Historic exploration by another company returned results as high as 0.85 ounce per ton over 10.8 feet in a trench. Similar results were also obtained from adjacent trenches and drillholes from this area called the "Coors 602" or "Coors Swamp" areas. Due to the length and magnitude of this area, Idaho Consolidated Metals Corp., is calling this conductive horizon the "VEZ" or Volatile Enriched Zone.
                                                                       -

The Company is currently assessing the geologic information and preparing the 2002 exploration plan. The Company has permits to drill 10 sites in this area on the VEZ conductor.

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

  Year       Cash Payment                         Stock Grant                              Cumulative Minimum
                                                                                        Exploration Expenditures
-----------------------------------------------------------------------------------------------------------------
1999       $19,500           150,000  common shares upon execution of Lease (issued  $0 during fiscal 2000)
-----------------------------------------------------------------------------------------------------------------
2000       $0                200,000  common  shares upon renewal of Lease  (issued  $50,000 (Completed)
                             during fiscal 2000)
-----------------------------------------------------------------------------------------------------------------
2001       $0                200,000  common  shares upon renewal of Lease  (issued  $120,000 (Completed)
                             during fiscal 2001)
-----------------------------------------------------------------------------------------------------------------
2002       $0                375,000 common shares upon renewal of Lease             $210,000
-----------------------------------------------------------------------------------------------------------------
2003       $0                575,000 common shares upon renewal of Lease             $210,000
-----------------------------------------------------------------------------------------------------------------

The stock grants are due by July 16 in each year, upon renewal of the lease.

The minimum exploration expenditures are cumulative and must be completed by June 10 of each year of the lease.

Through December 31, 2001, approximately $503,000 had been expended on the property including the acquisition cash payments of $22,000 and the issuance of 550,000 common shares during fiscal 2000 and 2001, as required for the years 1999 through 2001, at a deemed price of $350,925, upon receipt of the required regulatory approvals from the CDNX. The remaining expenses, within the $503,000 total, included staking and filing costs of approximately $18,300 and $131,700 expended on geological, geophysical, assaying and survey costs for a total of approximately $150,000 expended on qualifying exploration expenditures under the Platinum Fox Lease.

The Company may extend the Platinum Fox Lease for five additional one-year terms by paying a one time cash payment of $50,000 and incurring an additional $250,000 per year in exploration expenditures. Platinum Fox may convert the $50,000 cash payment into common stock of the Company at 85% of the average closing price of the Company's common shares on the CDNX for ten trading days prior to the date the Company delivers the cash payment.

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

Iron Mountain Property

The Company has staked 237 unpatented claims on Iron Mountain. In total, these various claims cover approximately 4,000 acres. The Iron Mountain claims contiguously run parallel to the strike-length of the J-M Reef for 5.5 miles, adjoining Stillwater's patented ground. The claims cover the geological features known as the Upper Banded and Lower Banded series, the Ultra-Mafic unit and the Basal Zone. The J-M Reef is hosted in the Lower member of the Banded Series, while the VEZ horizon is located at the contact between the Banded Series and the Ultra-Mafic series. The nickel and copper sulfide mineralization is hosted in the Basal zone.

These Iron Mountain Claims are adjacent to the claims patented by the Stillwater Mining Company and are also contiguous with 17 claims controlled under a Joint Venture agreement with Chrome Corp. of America described within the Crescent Creek Property.

The project area has indications of several promising styles of mineralization. The claims are located directly south of Stillwater Mining Company claims. The J-M Reef is masked by gravel cover and older sediments in some areas, but based on geologic projection and geophysical testing, it appears that the J-M Reef is shifted onto the Company claims in several areas. Based on review of previous geologic investigations and studies, the area appears to have some structural complexities consisting of transverse faults perpendicular to the strike of the J-M Reef with lateral offsets as well as thrust faults that have shifted the mineral horizon. The transverse faults developed during the late stages of crystallization and formation of the layers that comprise the Stillwater Complex. These faults are significant for two reasons. Firstly, the faults displace the horizons of known mineralization either north or south. In areas of glacial cover, which masks the geology, these faults provide the possibility that areas of known mineralization may have shifted onto the Company's claims. Secondly, the faults acted as conduits for late stage mineralizing fluids which formed the VEZ horizon and may have enriched portions of the J-M Reef. The thrust faults represent a different style of faulting that is younger in age. These faults tend to be flatter and are parallel to the layering in the rock, which leads to repetition of the rocks and the mineralized horizons. The VEZ horizon has also been interpreted through airbourne geophysics directly south of the J-M Reef on the Company claims and is an untested horizon. The "G" & "H" chromite horizons located between the VEZ horizon and the "A"& "B" chromites are also in this area and have not been systematically explored, although they may be an important source of Chromium. There are significant Platinum and Palladium assays associated with the "A" & "B" chromites along the length of the complex. The Basal Zone is host to nickel and copper mineralization. The airborne geophysics were effective at detecting the sulfide mineralization associated with this horizon and has traced the zone of mineralization for several miles.

Sampling on the Iron Creek claims has located a Platinum and Palladium rich horizon associated with the "A" & "B" chromites. Several samples were greater than 0.3 opt and one sample assayed 3.0 opt.

Drilling during the 2001 field season, near Iron Creek, was successful in determining the existence of transverse faults, which offset the J-M Reef. Several of the drillholes intersected a Troctolite-Anorthosite zone interpeted to be the TAZ 1, which is host to the J-M Reef. The Company is reviewing the geologic information and developing a plan for the 2002 exploration season. There are 2 additional, fully permitted, drill sites in the Iron Creek area that are availible for additional drilling.

The 2002 exploration plan will likely incorporate drilling, assaying, trenching, geological and geophysical programs along the various horizons to discern whether these claims are host to the J-M Reef and to determine the amount of enrichment of Platinum group metals in the VEZ and "A" & "B" chromites as well as better defining the extent of copper and nickel resources and the amount of PGM's associated with these resources. During 2001, additional permits have been received from the Custer National Forest District office located in Red Lodge, Montana for an additional 13 drill sites along the various target horizons. Several holes can be drilled from each site.

Crescent Creek Property

The 17 claims are located southeast of Iron Mountain and are directly south and contiguous with the Iron Creek Property Claims. These 17 claims are controlled under a Joint Venture agreement with Chrome Corp. In total, these claims cover approximately 300 acres.

Subsequent to December 31, 2001, the Company gave 60-day notice to Chrome Corp. of its intention to withdraw from the agreement, prior to earn-in.

Bluebird Property

The Company has staked 25 unpatented claims on Bluebird Mountain. In total, these claims cover approximately 425 acres. The Bluebird Mountain claims run parallel to the strike of the J-M Reef for 1.5 miles. The claims cover portions of the geological features known as the Lower Banded series, the Ultra-Mafic unit and the Basal Zone. The J-M Reef is hosted in the Lower member of the Banded Series, while the VEZ horizon is located at the contact between the Banded Series and the Ultra-Mafic series. The nickel and copper sulfide mineralization is hosted in the Basal zone.

The Bluebird Mountain Claims are adjacent and directly south of the claims held by the Stillwater Mining Company and are within 0.2 miles of its West Fork Adit, the claims are placed to intersect and test the J-M Reef. The claims are also contiguous with claims controlled under a Joint Venture agreement with Chrome Corp. described previously as the Mountain View Property.

The project area has indications of several promising styles of mineralization. The claims are located directly south of Stillwater Mining Claims that are over the J-M Reef. The J-M Reef is masked by gravel cover and older sediments in some areas. Based on review of previous geologic investigations and studies, the area appears to have some structural complexities consisting of transverse faults perpendicular to the strike of the J-M Reef with lateral offsets as well as thrust faults that have shifted the mineral horizon. The transverse faults developed during the late stages of crystallization and formation of the layers that comprise the Stillwater Complex. These faults are significant for two reasons. Firstly, the faults displace the horizons of known mineralization either north or south. In areas of glacial cover, which masks the geology, these faults provide the possibility that areas of known mineralization may have shifted onto the Company's claims. Secondly, the faults acted as conduits for late stage mineralizing fluids which formed the VEZ horizon and may have enriched portions of the J-M Reef. The thrust faults represent a different style of faulting that is younger in age. These faults tend to be flatter and are parallel to the layering in the rock, which leads to repetition of the rocks and the mineralized horizons. The VEZ horizon has also been detected through geophysics directly south of the J-M Reef on the Company claims and is an untested horizon. The "G" & "H" chromite horizons located between the VEZ horizon and the "A" & "B" chromites are also in this area and have not been systematically explored. There are significant Platinum and Palladium assays associated with the "A" & "B" chromites along the length of the complex. The Basal Zone is host to nickel and copper mineralization. Airborne geophysics is effective in detecting the sulfide mineralization associated with this horizon and has traced the zone of mineralization for several miles.

Interpetation of the 2000 airborne geophysical program delineates a conductor that crosses a portion of the claim block, that is similar to the geophysical signature of the J-M Reef in other areas of the Stillwater Complex. The terrain is generally steep and covered with landslide debris and therefore the Company is developing a plan that will likely include limited drilling, assaying, trenching, geological and geophysical programs along the various horizons. The plans will be designed to discern whether these claims are host to the J-M Reef and to determine the amount of enrichment of Platinum group metals in the VEZ and "A" & "B" chromites as well as better defining the extent of copper and nickel resources associated with these claims.

Mountain View Property

The 132 claims are located east of Bluebird Mountain and west of the Stillwater River and are directly south and contiguous with Stillwater Mining Company claims. These 132 claims are controlled under a Joint Venture agreement with Chrome Corp. In total, these claims cover approximately 2,200 acres.

Subsequent to December 31, 2001, the Company gave 60-day notice to Chrome Corp. of its intention to withdraw from the agreement, prior to earn-in.

         Chrome Corporation Joint Venture Agreement

In February 2000, the Company entered into a joint venture agreement ("PGM Venture") with Chrome Corp., a Delaware corporation wholly owned by Boulder Group N.L., an Australian public company. Chrome Corp. owns 17 unpatented claims and is the lessee of a total of 85 unpatented claims, 32 patented claims and 21 unpatented claims upon which a patent application has been filed. The claims are located in Stillwater and Sweet Grass counties, Montana, with 17 claims in the Crescent Creek area, 132 claims in the Mountain View area and 6 claims in the Blitz area. The purpose of the PGM Venture was to conduct exploration, evaluate possible development and, if feasible, engage in development and mining operations and marketing products with respect to the 155 claims.

The term of the PGM Venture was for 20 years, with the Company having a 5 year earn-in period as follows:

          Due Date                           Annual Expenditure                        Cumulative Expenditure
--------------------------------------------------------------------------------------------------------------------
      By March 31,2001                      $200,000 (completed)                              $200,000
--------------------------------------------------------------------------------------------------------------------
      By March 31,2002                            $400,000                                    $600,000
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
      By March 31,2003                            $500,000                                   $1,100,000
--------------------------------------------------------------------------------------------------------------------
      By March 31,2004                            $500,000                                   $1,600,000
--------------------------------------------------------------------------------------------------------------------
      By March 31,2005                            $500,000                                   $2,100,000
--------------------------------------------------------------------------------------------------------------------
                       Total:     $2,100,000 = 55% interest in the venture
--------------------------------------------------------------------------------------------------------------------

5% of the Company's administrative costs in performing exploration work and maintaining the claims governed by the PGM Venture can be credited towards the total annual expenditure requirements.

In addition to the expending the foregoing amounts, the Company made a cash payment in the amount of $5,000 upon signing and must make annual payments of stock as follows:

Upon receipt of regulatory approval - 100,000 Common Shares (issued during fiscal 2000) By January 31, 2001 - 100,000 Common Shares (issued during fiscal
2000) By January 31, 2002 - 100,000 Common Shares (issued during fiscal 2001) By January 31, 2003 - 100,000 Common Shares (agreement terminated prior to earn-in) By January 31, 2004 - 100,000 Common Shares (agreement terminated prior to earn-in)

Either party may withdraw from the PGM Venture by giving advance written notice. The withdrawing participant must transfer its interest in and to the assets of the PGM Venture and this Agreement to the remaining participant without additional consideration. The withdrawing participant is still responsible for liabilities arising from operations conducted prior to withdraw. The withdrawing participant's share of liabilities shall be equal to its interest in the PGM Venture at the time such liability was incurred. Each participant is responsible for continuing obligations until final settlement of all accounts and for liability arising from operations during term of Agreement. Any participant that withdraws from the PGM Venture cannot compete directly or indirectly by acquiring property within the Area of Interest for 2 years.

The Company had agreed to maintain certain underlying property agreements in good standing during the earn-in phase of the joint venture. The first of these agreements requires monthly payments of $1,000 during 2000, $2,000 during 2001 and $2,500 per month thereafter. The second of these agreements required a one-time payment of $500,000 on commencement of construction leading to commercial production. To December 31, 2001, the Company has paid $36,000 on these agreements.

Subsequent to December 31, 2001, the Company gave 60-day notice to Chrome Corp. of its intention to withdraw from the agreement, prior to earn-in.

Blitz Property (formerly the Nye Basin Property)

The Company holds 131 unpatented claims ("Nye Basin Claims"), covering approximately 2,350 acres in the area known as the Nye Basin, which were staked by the Company. A further 6 claims are controlled under the Joint Venture Agreement with Chrome Corp. Subsequent to December 31, 2001, the Company gave 60-day notice to Chrome Corp. of its intention to withdraw from the agreement, prior to earn-in.

The Nye Basin Property is located directly east of the main stem of the Stillwater River, which flows northerly across the Stillwater Complex. The claims consist of a two blocks with the largest block located in Nye Basin adjacent and directly south of the claims patented by the Stillwater Mining Company and are within 0.2 miles of its Stillwater Mine, which produces in excess of 400,000 ounces of Platinum and Palladium annually. This block has a
3.8 mile strike-length over the Banded series, the Ultra-Mafic series and the Basal Zone. The J-M Reef is hosted in the Lower member of the Banded

Series, while the VEZ horizon is located at the contact between the Banded Series and the Ultra-Mafic series. The nickel and copper sulfide mineralization is hosted in the Basal zone.

Interpretation of the 2000 airborne geophysical program delineates a conductor on the north side of Nye Basin that correlates with the contact between the Ultramafic Zone and the Lower Member of the Banded Series. This corresponds to the approximate position of the VEZ in other areas of the complex. Nye Basin is generally covered with glacial gravel and therefore the Company is developing a plan that will likely include drilling, assaying, trenching, geological and geophysical programs along the horizons of interest. These plans are being designed to discern whether these claims are host to the J-M Reef, to determine the amount of enrichment of Platinum group metals in the VEZ and "A" & "B" chromites and towards better defining the extent of PGM's, copper and nickel resources associated with these claims. At this time, five in-road drill sites with water management sumps are approved in Nye Basin. The bond for these sites is $3,000.

Black Butte Property

The Company holds 220 unpatented claims ("Black Butte Claims") covering approximately 3,740 acres in the area known as the Black Butte Mountain. The Black Butte Mountain is located east of the main Stillwater River, which is within the Stillwater Complex. The contiguous claims have an 8-mile strike length over the geological features known as the Upper Banded and Lower Banded series, the Ultra-Mafic unit and the Basal Zone. The J-M Reef is hosted in the Lower member of the Banded Series, while the VEZ horizon is located at the contact between the Banded Series and the Ultra-Mafic series. The nickel and copper sulfide mineralization is hosted in the Basal zone. These Black Butte Claims are adjacent to the claims held by the Stillwater Mining Company and are within 4 miles of the Stillwater Mine, owned and operated by the Stillwater Mining Company.

Based on a review of previous geologic investigations and studies, the area appears to have some structural complexities consisting of transverse faults perpendicular to the strike of the J-M Reef with lateral offsets that have shifted the mineral horizon. The transverse faults developed during the late stages of crystallization and formation of the layers that comprise the Stillwater Complex. These faults are significant for two reasons. Firstly, the faults displace the horizons of known mineralization either north or south. In areas of glacial cover, which masks the geology, these faults provide the possibility that areas of known mineralization may have shifted onto the Company's claims. Secondly, the faults acted as conduits for late stage mineralizing fluids which formed the VEZ horizon and may have enriched portions of the J-M Reef.

Interpetation of the 2000 airborne geophysical program delineates a conductor that crosses a portion of the claim block, that is similar to the geophysical signature of the J-M Reef in other areas of the Stillwater Complex. The terrain is generally covered with glacial debris and therefore the Company conducted a limited drilling program consisting of two holes in 2001. The first hole established the depth of unconsolidated sediments in the vicinity of Fishtail Creek and also determined the type of underlying bedrock. The second drill hole located near Black Butte established the location of the contact between the Ultramafic and Banded Series.

Based on the information generated during the 2001 field season, the Company is developing a plan that will likely include drilling, assaying, trenching, geological and geophysical programs along the various horizons to determine whether these claims are host to the J-M Reef and to determine the amount of enrichment of Platinum group metals in the VEZ and "A" & "B" chromites as well as to define the extent of copper and nickel resources associated with these claims.

East Millsite Property

We hold 39 unpatented claims ("East Millsite Claims") covering approximately 180 acres in the area known as the old Anaconda mill site. The mill site is located east of the main stem of the Stillwater River, which is within the Stillwater Complex and north of Black Butte. The claims are 5-acre mill site claims staked to control the best logical mill site area to develop the eastern portion of the J-M Reef. These East Millsite Claims are adjacent to the Black Butte Claims and are within 6 miles of the Stillwater Mine.

As exploration work progresses and economic resources are defined on the eastern end of the Stillwater Complex, the property is situated to control the area most suitable for the construction of a new mine and mill.

Stillwater West Property

During fiscal 2001, the Company staked 123 unpatented claims, in two blocks, on the west-end of the Stillwater Complex and transferred 92 contiguous claims from its existing Picket Pin property claims. The property consists of a total of 215 unpatented claims covering an area of 3,700 acres. The claims are located along the stratigraphic subdivisions between the Middle Banded series and the Upper Banded series of the Stillwater Complex, over a 5-mile strike length. The claims are in two blocks with one block of 87 claims west of the Boulder River and one block of 128 claims east of the Boulder River. The 128 claims east of the Boulder River are contiguous to the Picket Pin Property.

The property covers the western projection of the Picket Pin Zone, which shows anomalous enrichment in the Platinum group metals and is located north and parallel to the J-M Reef.

The Company has yet to conduct any drilling or assay programs on the Stillwater West Property, and therefore, has no Probable or Proven Reserves. Given the geologically close proximity of the J-M Reef to the Stillwater West Property, the Joint Venture plans to conduct geological mapping, sampling and geophysical programs, likely followed by trenching, and drilling, to determine whether these claims possess economic mineralization of Platinum group metals.

                           Stillwater West PGM Venture

By an agreement dated November 1, 2001, the Company agreed to formalize the terms of a Memorandum of Understanding dated June 27, 2001 and a subsequent modification with First Choice Industries Ltd. ("First Choice"). First Choice has been granted an option to acquire a 40% undivided interest in 220 claims staked by the Company on the west end of the Company's Picket Pin claims, located in Park and Sweetgrass Counties, Montana. In order to earn its interest First Choice must, at its option, complete the following.
                                                   Issue
                                                   Shares         Annual
                                        Cash       To the       Exploration
                                       Payment     Company      Expenditures
                                     ---------------------------------------
On signing                           $ (i)55,000
Upon receipt of regulatory approval                200,000
By May 31, 2002                          135,000
By November 30, 2003                               250,000

By December 31, 2003                                                  75,000
By November 30, 2004                               250,000
By December 31, 2004                                                 150,000
By November 30, 2005                               250,000
By December 31, 2005                                                 200,000
                                     ---------------------------------------
                                     $   190,000   950,000           425,000
                                     =======================================

(i)  Received $53,000 during the year ended December 31, 2001.

Upon completion of the 40% earn-in, First Choice has a 60-day period to elect to acquire an additional 10% interest for cash in the amount of $2,500,000. The parties each may elect to participate in the joint venture phase by contributing their respective contributions or to convert to a 3% net smelter return. Should a party elect to participate in the joint venture but fail to contribute its proportionate share, then it will be subjected to dilution. Once a party is diluted to a 10% interest or less, it will be automatically converted to a 3% net smelter return. Should First Choice be diluted and converted to a 3% net smelter return, then its net smelter return royalty will be capped at 115% of its actual or deemed expenditures.

First Choice is responsible for maintenance of the unpatented claims during the earn-in phase and the Company is the initial manager. The manager shall charge a fee of 10% of all qualifying expenditures and such fee qualifies as exploration expenditures under the agreement.

                                 Gold Properties

Until the elimination of the Gold Standard, gold was the principal medium of international monetary exchange, but its role has changed significantly in recent years. The United States monetary system functioned on the Gold Standard with a fixed rate of $35 per ounce. In 1971, the U.S. abandoned the gold standard and U.S. citizens were allowed to own gold. The U.S. gold market grew rapidly and the price of gold increased to a high of $850 per ounce in January 1980. Since that time, the price of gold has declined steadily. From 1998 through February 2002, the price of gold has averaged $282 per ounce.

Gold has been mined in virtually every U.S. State but has been concentrated in the following 15: Alaska, Arizona, California, Colorado, Idaho, Michigan, Montana, Nevada, New Mexico, North Carolina, Oregon, South Carolina, South Dakota, Utah, and Washington.

End uses for gold include jewelry, artifacts, dental, and industrial products. Although the majority of refined gold is used in jewelry manufacturing, gold is becoming increasingly important in other industries. Gold has superior electric and thermal conductive properties, reflects infrared radiation and most of the visible spectrum, alloys easily with other metals, and resists corrosion and tarnishing. These characteristics make gold valuable in high-technology products such as computers, communications equipment, and spacecraft. In addition, gold has high malleability and ductility, making it extremely easy to work. In the electronics industry, gold is used in printed circuit boards, connectors, keyboard contacts, miniaturized circuitry, and in semiconductors.

The Orogrande Shear Zone in Idaho

The Company controls three significant properties that lie along the 26-mile Orogrande Shear Zone, which include (running from north to south): Buffalo Gulch, Deadwood and the Petsite/Friday Properties.

The Orogrande Shear Zone ("Shear Zone") features a prominent structural break in a contiguous metamorphic rock formation caused by adjacent parts of the rock formation moving past each other and parallel to the plane separating them (fault plane). About six million years ago, younger rocks were intruded along the fault plane. The instrusions then formed small dykes, sills, irregular lensoid bodies and breccias within the country rocks. The resulting alteration formed a gold anomalous zone, extending for approximately 26 miles north and south near Elk City, Idaho.

The Company's material gold property interests comprise of 256 unpatented claims and 8 patented claims located in the Orogrande and Elk City Mining Districts of Idaho County, Idaho. Up until August 2000, the Petsite Property and the Friday Property were the subject of a joint venture agreement between the Company and Kinam Gold, Inc. ("Kinam Gold"), dated May 20, 1996 (the "Petsite Venture"). Likewise, the Deadwood Property was the subject of another joint venture agreement between the Company and Kinam Gold, dated June 13, 1997 ("Orogrande Venture"). These joint ventures were intitially with Cyprus Gold Exploration Company. Through a number of mergers and acquisitions Kinam Gold succeeded to the interest of Cyprus Gold Exploration Company on June 1, 1998. All references to Kinam Gold herein apply to activities conducted by Cyprus Gold Exploration Company Exploration prior to the assignment of its interests to Kinam Gold and to the activities of Kinam Gold thereafter.

Cancellation of the Petsite and Orogrande Ventures

In August 2000, Kinam Gold assigned all of its interests in and to the Petsite Venture, the Orogrande Venture, the claims it had contributed to each joint venture and all underlying options and interests in the properties comprising each joint venture back to the Company for $100,000. As part of this assignment, the Company's obligation with respect to carried costs in each of the joint ventures was cancelled. The Company now owns an undivided 100% interest in each of the staked, leased or optioned claims comprising of its Idaho Properties, and are solely responsible for maintaining and performing the covenants and obligations of the underlying agreements affecting the Deadwood and the Petsite/Friday properties.

Sale of Gold Properties

By a Letter Agreement dated March 7, 2002, the Company has agreed to sell all of its gold properties located in Idaho, including the Petsite Project, Deadwood Project and Buffalo Gulch Property. The purchaser, Canden Capital Corp. ("Canden"), is a Capital Pool Company in accordance with the policies of the CDNX. Proceeds on the sale will be 2,400,000 shares of Canden, representing 41.8% of the issued and outstanding shares of the purchaser, after the issuance of the shares. The closing of the sale is contingent upon due diligence by the purchaser, within 10 weeks of the letter agreement, including a technical report recommending a work program of at least C$200,000 and an independent valuation at the purchaser's cost. The agreement is subject to regulatory approval, the approval of the shareholders of Canden and the completion of a formal agreement by May 15, 2002. The agreement may be terminated, should the parties not agree to the formal agreement by May 15, 2002.

The properties are listed below from north to south:

Buffalo Gulch Property

The Buffalo Gulch property is comprised of 79 unpatented mining claims covering approximately 1,660 acres and is located 3 miles west of Elk City, Idaho in Idaho County. The claims lie within sections 17, 20 and 21, Township 29 North, Range 8 East. Elk City is approximately 55 miles east of Grangeville, Idaho. The claims are controlled by the Company through four agreements, whereby the Company interests take the form of a leasehold interest, assignment interest or optioned interest.

         Idaho Gold Corporation Lease - Buffalo Gulch Claims

In July 9, 1996, the Company acquired an interest in 63 unpatented mining claims comprising the Buffalo Gulch Property from Idaho Gold in accordance with a purchase agreement (the "Buffalo Gulch Agreement"). The Property was subject to an underlying lease, dated May 21, 1984, between Thunderbird Resources and Amir Mines, Inc. (the "Thunderbird Lease"). Gray Estates, Inc. succeeded to the interest of Thunderbird Resources, Inc. and Idaho Gold succeeded to the interest of Amir Mines, Inc. Consequently, the Company is obligated to perform Idaho Gold's obligations under the Thunderbird Agreement, which requires that the Company pay Gray Estates, Inc., on a quarterly basis, the greater of an advance royalty payment of $6,000 or a 5% net smelter return royalty, in the event the property is placed into production. Once the advance royalty payments or the 5% net smelter return royalty or a combination thereof total $500,000, Gray Estates, Inc. shall have no further interest in the property. In addition to the payment of the advance royalties to Gray Estates, Inc., the Company also issued 120,000 shares of common stock to Idaho Gold and agreed to pay exploration and development expenditures of not less than $310,000 within five-years. The Company also granted to Idaho Gold a net smelter return of 3% of net smelter revenue, not to exceed $3,000,000.

During 2001, an option whereby Idaho Gold could reacquire a 49% working interest in the Buffalo Gulch Claims, subject to Idaho Gold forfeiture of its 3% smelter return royalty, expired.

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

The Buffalo Gulch Property is underlain by Precambrian gneisses, schists and quartzites which have been intruded by the Cretaceous-Tertiary granitic rocks. The intrusives form small dykes, sills, irregular lensoid bodies and breccias within the country rocks. The resulting alteration enveloping the Buffalo Gulch Deposit weakened the local rock fabric, which was then subjected to deep weathering. Much of the host rock is totally dissociated to sand and gravel sized fragments, yet original rock fabric is still visible and can be mapped. Weathering is up to 300 feet deep, facilitating trenching, sampling and reverse circulation drilling. Although little determinative work has been done, detailed assaying indicates the gold was liberated from the sulphides and now occurs as free grains associated with siliceous, hematitic or limonitic zones. Sulphide gold mineralization underlies the oxidized zone with the deepest identified mineralization occurring at about a 500 foot depth. The deposit is open and untested at depth.

As at December 31, 2001, the Company has incurred exploration and development expenditures of $686,000 on the Buffalo Gulch property, excluding the deemed cost related to the acquisition of the property. The Company has written-down the property by $604,321 during the year ended December 31, 2000 and is carrying the property at $36,750 at December 31, 2000 and 2001. Management has located a purchaser for the property, subject to regulatory approvals to be obtained by the purchaser, in order to eliminate the ongoing holding costs and concentrate its efforts on the Platinum Group Metals properties.

The Company acquired the remaining 16 claims within the Buffalo Gulch area, by way of the Black Bear Agreement, the Whiskey Jack Agreement and the Gallaugher Agreement.

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

As of December 31, 2001, the Company has made all required payments to the owners of the Black Bear Mining Claims, under the agreement totaling $32,400.


         Whiskey Jack Agreement

By an agreement dated August 29, 1998 ("Whiskey Jack Agreement"), the Company was granted an option to acquire a 100% working interest in 4 unpatented mineral claims in Idaho for a purchase price of $65,000. This agreement replaced a prior agreement for the same claims under which the Company paid a total of $23,400.

To keep the option in good standing the Company is required to pay quarterly payments equal to $1,000 for the first year, $1,400 for the second year, $1,800 for the third year, $2,000 for the fourth year and $2,400 for the fifth year, with a balloon payment of $30,600 due July 1, 2003. However, due to the depressed price of gold the required quarterly payments were re-negotiated during 1999 to $400 per quarter for the remainder term of the agreement. If the price of gold increases to $325 per ounce the quarterly payment will increase to $1,000.

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

The Company has "after-acquired rights," which provide that in the event the Owner acquires any right or interest in property located within one mile of the property contemplated by the Whiskey Jack Agreement, such interest or right shall automatically become part of the property description defined in the Whiskey Jack Agreement.

As of December 31, 2001, the Company has made all required payments under the Whiskey Jack Agreement totaling $8,000.

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

As of December 31 2001, the Company has made all required payments under the Gallaugher Agreement totaling $23,800.

The mineralization consists of gold hosted in 2 major veins striking easterly and dipping to the south. They are traceable on the surface for over 600 feet. The historic grade according to a report, published in 1909, was $12 per ton, which would be equivalent to approximately 0.6 ounces per ton.

The Gallaugher Property is in the exploration stage, and there is no assurance that a commercially viable ore deposit exists in any such properties until further exploration work and a comprehensive evaluation based upon unit cost, grade, recoveries and other factors conclude economic feasibility.

Deadwood Property

The Deadwood Property consists of 36 unpatented lode-mining claims located in Idaho County in Townships 28 and 29 North in Range 7 East, Sections 5, 6, 7 and 8, Boise Meridian. Each claim is approximately 20 acres in extent. The Deadwood Property is in the exploration stage. The claims are located in the Nez Perce National Forest, approximately 145 miles north of Boise in Idaho County.

         Idaho Gold Corporation Lease - Deadwood Claims

The Deadwood Property is subject to an agreement between the Company and Idaho Gold, dated July 9, 1996 (the "Deadwood Agreement"), whereby Idaho Gold assigned certain mining interests, known as the "Deadwood Claims," to the Company. In consideration for such transfer, the Company delivered to Idaho Gold 70,000 shares of the Company's common stock and is obligated to incur exploration and development expenditures of not less than $135,000 over the five year term of the agreement, plus pay all fees necessary to maintain the unpatented claims in good standing, replace all bonds, bear all costs of environmental compliance, and pay a 3% net smelter return royalty on ore mined by the Company from the Deadwood Claims, which is not to exceed $2,000,000.

During 2001, an option whereby Idaho Gold could reacquire a 49% working interest in Deadwood Claims, subject to Idaho Gold forfeiture of its 3% smelter return royalty, expired.

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

The mapping and sampling delineated a broad zone of pervasive sericite-clay alteration, which averages 2,000 to 3,000 feet in width. On the northern portion of the area the alteration zone corresponds to the outer limits of the greater than 10 parts per billion gold soil anomaly and on the southern portion of the area it extends 2,000 feet further north outside the soil anomaly. This extension may be due to a weakly limonitic quartz monzonite intrusive mapped in this area.

The Company has not performed any other work on the Deadwood Property, except for its review and analysis of the prior work performed by Centennial and Idaho Gold, except for an IP/resistivity geophysical program in 1997 to delineate the Orogrande Shear Zone and locate the mineralizing structures.

To date, the Company has expended $34,039 in exploration and development expenditures and has issued 70,000 shares, at a deemed value of $51,750, to Idaho Gold per the Deadwood Agreement. The Company has also caused to be expended in excess of $305,000 on the property pursuant to the Orogrande Venture. Pursuant to the Orogrande Venture the Company received $165,000 during the 1997 fiscal year and expensed $72,588 of costs to that date against these proceeds. During 2000, the Company further wrote-down its carrrying value in the property by $13,200 and the property is carried at the nominal value of $1 as at December 31, 2000 and 2001. The Company believes that the Deadwood Agreement is current and in good standing.

Petsite/Friday Property

The Petsite/Friday Property consists of 124 unpatented mining claims and 8 patented mining claims in Idaho County, Idaho and is adjacent to the Deadwood Property. All current claims are approximately 20 acres each and are in the exploration stage. The Company's interest in the property is owned outright as to 95 of the unpatented mining claims, 12 unpatented mining claims are subject to an agreement with Idaho Mining and Development Company ("IMD") dated April 29, 1998, 6 unpatented mining claims are subject to an agreement with IMD dated June 10, 1997, 10 unpatented mining claims are subject to the Idaho Gold Corporation Lease - Friday Claims and 1 unpatented claim is subject to the MacMenamin & Sons Lease and Option to Purchase Agreement. The Company's patented claims consist of 5 claims subject to the Idaho Gold Corporation Lease - Friday Claims and 3 claims, which are subject to the Filer Agreement.

         IMD agreement dated April 29, 1998

The Exploration and Mining Lease Agreement provided that the original 209 unpatented claims covered by the agreement would be 60% beneficially owned by the Company ("the lessee") and 40% by IMD ("the lessor") and the lease term would coincide with the term of the June 13, 1997 joint venture with Kinam. Kinam quit claimed back to the lessor 197 of these claims during the term of the joint venture leaving a balance of 12 claims covered by the agreement. In fiscal 2000, the joint venture was terminated and the Company was to pay the lessor $10,000 to extend the lease term for 5 years and was to incur $100,000 per year on exploration and development of the property. The Company could extend the 5 year term for a further 5 years upon payment to the lessee of an additional $10,000 and continuing with the annual work commitment. The Company has not made these payments and has not completed the annual work commitment. To date, no default notice has been received although the Company has continued to pay the annual claim rental fees. Accordingly, these claims are carried at a nominal value of $1 in the financial statements.

         IMD agreement dated June 10, 1997

During the Kinam joint venture on the property, Kinam entered into an agreement with IMD on June 10, 1997. The agreement terminated a 5% net profits interest on certain claims originally obtained from IMD by the Company in February 1991 and granted IMD a 5% net profits royalty in 16 unpatented claims, which were staked by Kinam during the joint venture. Subsequently, Kinam quit claimed 10 of these claims to IMD and the remaining 6 claims were quit claimed back to the Company on the termination of the joint venture in fiscal 2000.


         Idaho Gold Corporation Lease - Friday Claims

The Friday Property is at the southern end of the Elk City Gold Belt and consists of 5 patented lode mining claims and 10 unpatented mining claims. The Friday Property is in the exploration stage. The claims are located in the Nez Perce National Forest approximately 138 miles north of Boise in Idaho County.

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

During 2001, an option whereby Idaho Gold could reacquire a 49% working interest in Friday Claims, subject to Idaho Gold forfeiture of its 3% smelter return royalty, expired.

As of December 31, 2001, the Company has issued all of the required shares per the Friday Agreement and has incurred over $765,000 in exploration and development expenditures for the Friday Property, thereby fulfilling the covenant to expend not less than $135,000 in exploration and development as required under the Friday Agreement.

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

The Filer Agreement originally required the Company to make the following option payments:

Year 2001         $20,000 on or before 9/16/01
Year 2002         $20,000 on or before 9/16/02
Year 2003         $25,000 on or before 9/16/03
Year 2004         $25,000 on or before 9/16/04
Year 2005         $25,000 on or before 9/16/05
Year 2006         $25,000 on or before 9/16/06
Year 2007         $305,000 on or before 9/16/07

On October 26, 2001, the agreement was amended to semi-annual payments of $1,000 each September 1 and March 1 so long as gold remains below $300 per ounce. The future semi-annual payments increase to $2,000 should the price of gold exceed $300 per ounce, to $5,000, should the price of gold exceed $350 per ounce and to $10,000 upon commercial production. The claims may be acquired for $270,000 less all payments made up to September 16, 2007.

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


         MacMenamin & Sons Lease and Option to Purchase Agreement

The one placer mining claim that makes up the Company's Petsite Property is subject to a certain Lease and Option to Purchase Agreement between the Company and MacMenamin & Sons Mining, Inc. ("MacMenamin Agreement"), dated February 3, 1998. The lease was originally entered into with Kinam Gold, and subsequently assumed by the Company as part of the assignment of Kinam Gold's interests in the Petsite Venture and the MacMenamin Agreement to the Company on August 8, 2000. The term of the agreement is for 10 years and it requires the Company to make the following annual option payments:
------------------------------------------------------------------------------
Upon execution                                               $1,000
------------------------------------------------------------------------------
February 1999                                                $2,000
------------------------------------------------------------------------------
February 2000                                                $2,000
------------------------------------------------------------------------------
February 2001                                                $3,000
------------------------------------------------------------------------------
February 2002                                                $3,000
------------------------------------------------------------------------------
February 2003                                                $4,000
------------------------------------------------------------------------------
February 2004                                                $5,000
------------------------------------------------------------------------------
February 2005 to February 2008                               $5,000
------------------------------------------------------------------------------

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

Historically, most of the precious metal mineralization developed on the Petsite Property has been associated with an elliptically shaped stock of rhyolite porphyry (fine grain igneous rocks that are rich in silica and containing small crystals of feldspar), which has intruded into the underlying Idaho Batholith granodiorite near the center of the property. Due to lack of outcrop and the compositional similarities between the rhyolite porphyry and the granodiorite, the size and shape of this stock has not yet been accurately determined.

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

Kinross prepared a Petsite Project resource evaluation which included both the Friday Property and the Petsite Property. The resource estimate is based on 129 drill holes aggregating 53,513.5 feet. The drill hole information was imported into Datamine and modeled by triangular-faceted wire-frame bounded zones.

Using an 0.015 opt Au cutoff, the model above the 4,000 foot elevation includes a geologic inventory of 16.73 million tons (st) @ 0.032 opt Au with 531,900 contained ounces.

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

In 2001, no additional work was conducted on the Property except for making the property payments and claim fees due under the Friday Agreement.

Consequently, the Company has no proven or probable reserves on the Petsite Property.

Item 3.  Legal Proceedings

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to the Company's security holders during the fourth quarter of fiscal year 2001.

                                     PART II

Item 5.  Market for the Common Equity and Related Stockholder Matters

There is no established public trading market in the United States for the Company's common stock. The common shares of the Company are traded on the Canadian Venture Exchange ("CDNX") under the trading symbol "IDO." The following table sets forth the high and low sales prices for the Company's common stock for each quarter during the period from January 1, 2000 through December 31, 2001 as reported by the CDNX.


2001                                High             Low

First Quarter                       C$1.90           C$0.50
Second Quarter                      C$1.80           C$0.88
Third Quarter                       C$1.31           C$0.28
Fourth Quarter                      C$0.60           C$0.26

2000                                High             Low

First Quarter                       C$2.55           C$0.30
Second Quarter                      C$1.60           C$0.80
Third Quarter                       C$1.49           C$0.76
Fourth Quarter                      C$0.84           C$0.45


Shareholders. As of December 31, 2001, the Company had approximately 213 shareholders of record.

Dividends. The Company has never paid any dividends on its common stock and the Company does not expect to pay dividends on its common stock in the foreseeable future.

Capital Import/Export Restrictions.  None.

Canadian Taxes to which U.S. Investors are Subject.

The following summary discusses only the Canadian federal income tax considerations generally applicable to a holder ("Holder") of one or more common shares of the Company who for the purposes of the Income Tax Act (Canada) (the "Act") is a U.S. person and a non-resident of Canada who holds his common shares as capital property. The summary deals with the provisions of the Act in force on December 31, 2001 and all specific proposals to amend the Act publicly announced by the Minister of Finance (Canada) prior to December 31, 2001. It does not discuss all the tax consequences that may be relevant to particular Holders in light of their circumstances or to Holders subject to special rules. It is therefore not intended to be, nor should it be construed to be, legal or tax advice to any Holder of common shares of the Company and no opinion or representation with respect to the Canadian income tax consequences to any such Holder or prospective Holder is made. Holders and prospective Holders should therefore consult their own tax advisers with respect to their particular circumstances. In addition, the summary does not apply to a U.S. person who acquired shares or options to acquire shares as a result of holding an office or from employment services rendered to the Company in Canada.

         Dividends

A Holder will be subject to Canadian withholding tax ("Part XIII Tax") equal to 25%, or such lower rate as may be available under an applicable tax treaty, of the gross amount of any dividend paid or deemed to be paid on his common shares. Under the Canada-U.S. Income Tax Convention (1980) as it applied on December 31, 2001 (the "Treaty"), the rate of Part XIII Tax applicable to a dividend on common shares paid to a Holder who is a resident of the United States is, if the Holder is the beneficial owner of the dividend and is a company that owns at least 10% of the voting stock of the Company, 5% and, in any other case, 15% of the gross amount of the dividend. The Company will be required to withhold the applicable amount of Part XIII Tax from each dividend so paid and remit the withheld amount directly to the Receiver General for Canada for the account of the Holder.

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

A Holder, who is subject to Canadian tax in respect of a capital gain realized on a disposition of a common share, must include one-half of the capital gain (taxable capital gain) in computing his taxable income earned in Canada. The Holder may, subject to certain limitations, deduct an allowable portion of any capital loss (allowable capital loss) arising on disposition of taxable Canadian property from taxable capital gains realized in the year of disposition in respect to taxable Canadian property and, to the extent not so deductible, from such taxable capital gains realized in any of the three preceding years or any subsequent year. The allowable portion, which may be deductible, as described above, is one-half of the capital loss realized.

If the shares of the Company represent taxable Canadian property to the non-resident shareholder, the non-resident will be required to provide certain information to the Canadian tax authority regarding the proceeds of the disposition and the tax values of the shares. The non-resident must pay a withholding tax equal to 33% of the estimated taxable gain on the transaction or provide adequate security for such tax. If this amount is in excess of the final tax liability, the excess is refunded upon the filing of appropriate tax returns by the non-resident. In certain cases, the withholding tax can be reduced if the gain is otherwise not subject to tax by way of operation of the Treaty.

Exercise of Options and Warrants

During 2001, the Company issued 668,000 common shares from treasury for cash proceeds of $79,319 (C$120,240) upon exercise of 668,000 non-transferable share purchase warrants at C$0.18 that were issued March 29, 1999 pursuant to a private placement in which 2,000,000 units were issued, each unit consisting of one share and one non-transferable warrant. The issuance of these common shares was exempt from registration by virtue of Section 4(2) of the Securities Act, Rule 506 under the Securities Act, and/or Regulation S under the Securities Act.

During 2001, the company issued 336,050 shares from treasury for cash proceeds of $270,513 (C$423,423) upon exercise of 672,100 non-transferable share purchase warrants at C$1.26 that were issued as part of Short Form Prospectus Offering dated April 10, 2000. The issuance of these common shares was exempt from registration by virtue of Section 4(2) of the Securities Act, Rule 506 under the Securities Act, and/or Regulation S under the Securities Act.

During 2001, the Company issued 300,000 shares on exercise of share purchase options for proceeds of $67,635 (C$103,750). The issuance of common shares was exempt from registration by virtue of Section 4(2) of the Securities Act and Rule 506 under the Securities Act.

Options Granted

On October 12, 2001, the CDNX approved the repricing to C$0.38 of 1,500,000 options then outstanding from prices ranging from C$0.80 - C$1.20.

On November 7, 2001, the Company granted 350,000 share purchase options at an exercise price of C$0.27 per share, with an expiry date of November 7, 2006. These options vest as to 25% upon grant and 25% each six months thereafter. The issuance of the options was exempt from registration by virtue of Section 4(2) of the Securities Act and Rule 506 under the Securities Act.

For a description of options granted to Named Executives and Directors, see Item 10, "Executive Compensation." See also Note 6 to the Company's Financial Statements for the period ended December 31, 2001.


Item 6.  Management's Discussion and Analysis or Plan of Operations

For the ensuing twelve-month period, the Company anticipates that it will expend approximately $1,000,000 on drilling, exploration programs and claim rental fees related to its Montana claims and approximately $25,000 maintaining its Idaho claims. The reduced maintenance costs for the Idaho claims is based upon the goal of management to locate a new partner for the gold properties in order to allow management to concentrate its efforts and resources on the Montana claims.

The Company believes it will require approximately $500,000 for general and administrative expenses. The amount has decreased from the amount reported for this item in our Annual Report on Form 10-KSB for the year ended December 31, 2001, as a result of closing administrative offices in Vancouver, British Columbia and Lewiston, Idaho and decreased professional fees to comply with Canadian and U.S. regulations as a result of more of these tasks being performed with in-house staff. Management will also be employing cost cutting measures on all areas of the general and administrative expenses in an effort to expend as high a proportion of our funds on exploration activities.

The Company is also investigating the possibility of a listing on the Alternative Investment Market, operated by the London Stock Exchange, in the coming months and has established a preliminary budget of $300,000 to accomplish this task.

The Company has had negative cash flows from operating activities since inception, and expects that such negative cash flows will continue. For the years ended December 31, 2001, 2000, and 1999, the negative cash flows from operating activities were ($1,059,258),($899,843) and ($466,777), respectively. The Company's negative cash flows from investing activities totaled ($1,134,824), ($1,278,717) and ($619,017) for the years ended December 31, 2001,
2000, and 1999, respectively. The Company's cash flows from financing activities totaled $2,255,494, $2,173,118 and $1,117,337 for the years ended December 31, 2001, 2000, and 1999, respectively. As of December 31, 2001, the Company has a working capital deficiency of $624,250.

Subsequent to December 31, 2001, the Company raised a total of approximately C$3,793,000. However, the Company will require additional funding to continue its operations during the next twelve months. The Company will be dependent on the proceeds of debt and equity financings such as private placements, issuances of convertible securities, the exercise of stock options and warrants, and optioning or selling its properties or other assets to fund its mineral exploration and development expenditures and its general and administrative costs. Without such proceeds, the Company may not continue as a going concern. There can be no assurance that such funding will be available. The Company does not expect to purchase or sell significant equipment, and does not expect significant changes in the number of its employees over the next twelve months. As at December 31, 2001 the Company has three full-time employees employed in the exploration and administration areas of the Company.

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

The Company is required to set aside $117,800 in reclamation deposits related to its resource properties in order to satisfy local property reclamation requirements. Compliance with environmental regulations is not expected to have a material effect on the earnings, competiveness and capital expenditures of the Company until such time as an economic resource is located and a mine is developed.

ITEM 6A.  RISK FACTORS

In addition to the usual risks associated with an investment in any business, prospective investors should also consider the following factors:

Mineral Exploration and Development. The Issuer is in the business of exploring and developing natural resource properties: a highly speculative endeavour. An investment in the securities of the Issuer should only be made by persons who can afford the total loss of their investment. The Issuer does not have a history of earnings or the provision of return on investment and there is no assurance that it will produce revenue, operate profitably or provide a return on investment in the future. All of the Issuer's properties are in the exploration state without a known body of ore. There is no guarantee that ore will be found or that if it is found that it will be found in commercially mineable quantities. Few properties which are explored are ultimately developed into producing mines.

Lack of Sufficient Funds. Additional funds will have to be raised in order to finance further exploration of the Issuer's properties. The Issuer may be unable to raise this additional financing other than through the sale of additional equity capital. If additional financing is raised through the sale of equity capital, investors may suffer a further dilution of their investment. The only alternative for the financing of further exploration would be the offering by the Issuer of an interest in the properties to be earned by another party or parties carrying out further exploration or development thereof. This could result in a substantial dilution of the Issuer's interest in such property. There are no assurances that such sources of financing will be available or, if available, that the terms thereof will be acceptable to the Issuer.

Uncertainty of Mineral Reserves. Exploration for minerals is a speculative venture necessarily involving substantial risk. There is no certainty that the expenditures to be made by the Issuer in the exploration of the interests described herein will result in discoveries of commercial quantities of ore.

Uncertainty of Market for the Sale of Mining Ores. There is no assurance that even if commercial quantities of ore are discovered, a ready market will exist for its sale. Factors beyond the control of the Issuer may affect the marketability of any substances discovered. These factors include market fluctuations, the proximity and capacity of natural resource markets, processing equipment, government regulations, including regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals and environmental protection. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in the Issuer not receiving an adequate return on invested capital.

Unexpected Hazards/Geological Formations. Hazards such as unusual or unexpected formations and other conditions are involved in mineral exploration and development. The Issuer may become subject to liability for pollution, cave-ins or hazards against which it cannot insure or against which it may elect not to insure. The payment of such liabilities may have a material, adverse effect on the Issuer's financial position.

Competition. There are numerous companies, partnerships and individuals engaged in mineral exploration and development, not only in the geographic areas in which the Issuer proposes to conduct activities, but also throughout the continental United States and abroad. To the extent that the Issuer seeks further opportunities to participate in promising exploration projects, the Issuer will have to compete with other parties for the discovery and acquisition of properties considered to have commercial potential. Many of these competitors possess or have access to financial and other resources that exceed those available to the Issuer.

Lack of Potential Profitability. Potential profitability of mining ventures and mineral properties depends upon factors beyond the Issuer's control. For instance, world prices of, and markets for, non-precious and precious metals and minerals are unpredictable, highly volatile, potentially subject to government fixing, pegging and controls, and respond to changes in domestic, international, political, social and economic environments. Additionally, in the current period of world-wide economic uncertainty, the availability and costs of funds for exploration, development and production and other costs have become increasingly difficult, if not impossible, to project. These changes and events could materially affect the financial performance of the Issuer.

Lack of Compliance with Existing Legislation and Government Controls. The Issuer's business is subject to extensive federal, state and local governmental controls and regulations, including regulation of mining and exploration operations, discharge of materials into the environment, disturbance of land, reclamation of disturbed lands, threatened or endangered species and other environmental matters. The Issuer believes that its operations and facilities comply in all material respects with current federal, state, and local permits and regulations at each of its exploration properties. However, compliance with existing and future laws and regulations may require additional control measures and expenditures which cannot be estimated at this time. Compliance requirements for any mines and mills may require substantial additional control measures that could materially affect proposed permitting and construction schedules for such facilities. Under certain circumstances, facility construction may be delayed pending regulatory approval. The cost of complying with existing and future laws and regulations may render existing and any future properties unprofitable and could adversely affect the level of the Issuer's ore resources, if any.

Inability to Obtain Permits. The Issuer must seek governmental permits for its exploration activities at its properties. Obtaining the necessary govemmental permits is a complex and time-consuming process involving numerous federal, state and local agencies. The duration and success of each permitting effort are contingent upon many variables not within the Issuer's control. In the context of environmental protection permitting, including the approval of reclamation plans, the Issuer must comply with the known standards and existing laws and regulations which may entail greater or lesser costs and delays depending on the nature of the activity to be permitted and the interpretation of the regulations implemented by the permitting authority. All future exploration and development projects of the Issuer require or will require a variety of permits. The Issuer believes the permits for its projects can be obtained in a timely fashion. The Issuer does not believe that existing permitting requirements or other environmental protection laws and regulations will have a material adverse effect on its business, financial condition or results of operations, however, the failure to obtain certain permits could have a material adverse effect on the Issuer's business, operations and prospects.

Title Disputes. While the Issuer has confirmed title to its properties at the various Mining Recording District Offices, this should not be construed as a guarantee of title. The Issuer's properties may be subject to prior unregistered agreements or transfers of native land claims, and title may be affected by undetected defects. In addition, certain of the boundaries of the Issuer's have not been surveyed and, therefore, their precise location and area may be in doubt.

Unpatented Mining Claims. In order for mining claims in the United States to be considered "patented", certain criteria must be met, including the discovery of valuable minerals, erection of a monument, and the posting of a location notice marking the boundaries of an unpatented mining claim, together with filing a Notice of location within the county in which the unpatented claim is located. If the statutes and regulations for the location of an unpatented mining claim are complied with, the claimant obtains a valid possessory right to the contained minerals. To preserve an otherwise valid unpatented mining claim, a claimant also must make certain additional filings with the county and the US Bureau of Land Management and annually pay a fee required by the US regulatory authorities. Failure to pay the fee or make the required filings may render the unpatented mining claim void or voidable. Because unpatented mining claims are self-initiated and self-maintained, they possess some unique vulnerabilities not associated with other types of property interests. It is impossible to ascertain the validity of unpatented mining claims from public real property records, and therefore it can be difficult or impossible to confirm that all of the requisite steps have been followed for location and maintenance of an unpatented mining claim.

Lack of Access to Mineral Rights. Many of the mineral rights controlled by the Issuer do not have public or negotiated private access which the Issuer would need to conduct exploration, development or mining on such mineral rights. Where existing public or negotiated private access routes do not cross or touch the property on which the Issuer controls mineral rights, access is not assured for the personnel and equipment necessary for exploration and mining activities. Federal agencies regulate the access to unpatented mining claims not located on established access routes. There is no assurance that the Issuer will be able to negotiate satisfactory access to all of its mineral rights, however the Issuer is currently unaware of any private landowners whose rights could limit access to the properties.

Dependence on Key Personnel. Locating mineral deposits depends on a number of factors, not the least of which is the technical skill of the personnel involved. The Issuer is, to a large degree, dependent upon the performance of its key employees and consultants. Failure to retain such key employees or consultants or to attract and retain additional key employees or consultants with the necessary skills could have a materially adverse impact upon the Issuer's growth and profitability. As of the date hereof, key person life insurance has not been established for any director or officer.

Economic Recession/Price Competition. The Issuer's business may be affected by other factors beyond its control, such as an economic recession and aggressive pricing policies of its competitors.

Item 7.  Financial Statements

The Company files financial statements that are prepared in accordance with generally accepted accounting principles in the Canada. For a description of the primary differences between Canadian and United States generally accepted accounting principles, see Note 12 to the Company's Financial Statements for the period ended December 31, 2001. See also Notes 1 and 2 to the Company's Financial Statements for the period ended December 31, 2001.

Auditor's Report

To the Shareholders and Board of Directors
Idaho Consolidated Metals Corp.

We have audited the balance sheets of Idaho Consolidated Metals Corp. as at December 31, 2001 and 2000 and the consolidated statements of operations and cash flows for each of the years in the three year period ended December 31, 2001 and cumulative from September 15, 1988 (date of inception) to December 31, 2001 and the consolidated changes in shareholders' equity for the three years ended December 31, 2001, which have been prepared on the basis of accounting principles generally accepted in Canada. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of Idaho Consolidated Metals Corp. as at December 31, 2001 and 2000 and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2001 and cumulative from September 15, 1988 (dated inception) to December 31, 2001 and the consolidated changes in shareholders' equity for the three years ended December 31, 2001 in accordance with Canadian generally accepted accounting principles. As required by the British Columbia Company Act, we report that, in our opinion, these principles have been applied on a consistent basis.


Signed "PricewaterhouseCoopers LLP"

Chartered Accountants
Vancouver, B.C., Canada
February 22, 2002 (except note 11, which is at March 7, 2002)


Comments by the Auditors for U.S. Readers on Canada - U.S. Reporting Conflict

In the United States, reporting standards for auditors require the addition of an explanatory paragraph (following the opinion paragraph) when the financial statements are affected by significant conditions and events that cast substantial doubt on the company's ability to continue as a going concern, such as those described in Note 1 to the consolidated financial statements. Our report to the shareholders dated February 22, 2002 (except for note 11, which is at March 7, 2002) is expressed in accordance with Canadian reporting standards which do not permit a reference to such events and conditions in the auditors' report when these are adequately disclosed in the financial statements.


Signed "PricewaterhouseCoopers LLP"

Chartered Accountants
Vancouver, B.C., Canada
February 22, 2002 (except note 11, which is at March 7, 2002)

Idaho Consolidated Metals Corp.                                      Statement 1
(An Exploration Stage Company)
Consolidated Balance Sheets

As at December 31
U.S. Funds

ASSETS                                                                         2001             2000
----------------------------------------------------------------------------------------------------------
Current
    Cash and cash equivalents                                           $          87,920  $      26,508
    Other                                                                          31,712         11,962
                                                                        ----------------------------------
                                                                                  119,632         38,470
Restricted Investments                                                            117,811         90,000
Property, Plant and Equipment, net (Note 3)                                       115,810        342,227
Property Rights (Note 4)                                                        2,630,660      2,097,967
                                                                        ----------------------------------
                                                                        $       2,983,913  $   2,568,664
----------------------------------------------------------------------------------------------------------
LIABILITIES
----------------------------------------------------------------------------------------------------------
Current
    Accounts payable - related parties                                  $         243,812  $      58,895
    Other accounts payable                                                        500,070        210,475
    Notes payable, due currently (Note 5)                                               -          3,590
                                                                        ----------------------------------
                                                                                  743,882        272,960
Notes Payable, non-current (Note 5)                                                37,500              -
Share Subscriptions                                                               353,285              -
                                                                        ----------------------------------
                                                                                1,134,667        272,960
                                                                        ----------------------------------
Continued Operations Commitments and Contingencies
    (Notes 1, 4 and 8)
SHAREHOLDERS' EQUITY
----------------------------------------------------------------------------------------------------------
Share Capital (Note 6)
    Authorized:
       100,000,000 common shares with no par value
    Issued and outstanding:
         37,165,623 (33,171,201) shares                                        14,657,490     12,573,110
            Deficit Accumulated During the Exploration Stage                  (12,808,244)   (10,277,406)
                                                                        ----------------------------------
                                                                                1,849,246      2,295,704
                                                                        ----------------------------------
                                                                        $       2,983,913  $   2,568,664
----------------------------------------------------------------------------------------------------------
ON BEHALF OF THE BOARD:

"John Andrews", Director
---------------------------
"Delbert Steiner", Director
---------------------------
               The accompanying notes are an integral part of the consolidated financial statements.

Idaho Consolidated Metals Corp.                                     Statement 2a
(An Exploration Stage Company)
Consolidated Statements of Changes in Shareholders' Equity

U.S. Funds

                                                                                                        Deficit
                                                                                           Equity   Accumulated
                                                                Common Shares        Component of    During the
                                                         -------------------------    Convertible   Exploration
                                                             Shares        Amount      Securities         Stage          Total
------------------------------------------------------------------------------------------------------------------------------
Balance - December 31, 19989,434,650                     $ 7,508,593   $   249,862   $(7,263,201)   $   495,254
Equity component on issuance of convertible securities          --            --          42,222           --           42,222
Issuance of shares on  conversion of
 convertible securities in January ($0.21 per share)         546,154       113,108       (13,108)          --          100,000
Issuance of shares on conversion of
 convertible securities in March ($0.21 per share)           600,769       124,419       (14,419)          --          110,000
Issuance of shares for cash in March ($0.10 per share)     2,000,000       200,000          --             --          200,000
Issuance of shares on conversion
 of convertible securities in May ($0.18 per share)          932,608       169,585       (19,585)          --          150,000
Issuance of shares for cash on exercise
 of warrants in June ($0.10 per share)                       570,000        57,000          --             --           57,000
Issuance of shares for cash on exercise of
 warrants related to convertible securities in
 June ($0.23 per share)                                    1,146,923       268,494       (27,527)          --          240,967
Issuance of shares on conversion of
 convertible securities in August ($0.13 per share)        2,227,941       283,419       (33,419)          --          250,000
Issuance of shares for cash on exercise of
 warrants related to convertible securities
 in August ($0.13 per share)                               2,227,941       286,045       (33,419)          --          252,626
Issuance of shares on conversion of convertible
 securities in September ($0.14 per share)                 3,639,528       502,511       (65,511)          --          437,000
Issuance of shares for cash on exercise of
 warrants related to convertible securities
 in September ($0.12 per share)                            1,172,847       140,311       (21,111)          --          119,200
Issuance of shares for cash on exercise
 of options in October ($0.18 per share)                      40,000         7,072          --             --            7,072
Issuance of shares for cash on exercise
 of warrants related to convertible securities
 in December ($0.19 per share)                               766,480       143,797       (13,797)          --          130,000
Loss for the year                                               --            --            --       (1,010,626)    (1,010,626)
                                                         ---------------------------------------------------------------------
Balance - December 31, 1999                               25,305,841   $ 9,804,354   $    50,188    $(8,273,827)   $ 1,580,715
==============================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.
Idaho Consolidated Metals Corp.                                     Statement 2b
(An Exploration Stage Company)
Consolidated Statements of Changes in Shareholders' Equity
U.S. Funds

                                                                                                      Deficit
                                                                                         Equity   Accumulated
                                                              Common Shares        Component of    During the
                                                       -------------------------    Convertible   Exploration
                                                           Shares        Amount      Securities         Stage         Total
----------------------------------------------------------------------------------------------------------------------------
Balance - December 31, 1999                            25,305,841   $ 9,804,354   $    50,188    $(8,273,827)   $ 1,580,715
Issuance of shares for cash on
 exercise of warrants in January
 ($0.10 per share)                                        100,000        10,000          --             --           10,000
Issuance of shares on
 conversion of convertible
 securities in February ($0.19 per share)                 174,000        33,132        (3,132)          --           30,000
Issuance of shares for cash on
 exercise of warrants in February
 ($0.29 per share)                                      1,047,492       299,420          --             --          299,420
Issuance of shares for cash on
 exercise of options in February
 ($0.19 per share)                                        350,000        67,593          --             --           67,593
Issuance of shares for cash on
 exercise of warrants in March
 ($0.43 per share)                                      1,377,574       597,323          --             --          597,323
Issuance of shares for cash on
 exercise of options in March ($0.25 per share)            75,000        18,923          --             --           18,923
Issuance of shares for resource
 property in April ($0.98 per share)                      150,000       147,739          --             --          147,739
Issuance of shares for cash in
 April ($0.50 per share)                                  667,000       333,616          --             --          333,616
Issuance of shares for cash on
 exercise of warrants in April ($0.70 per share)              500           349          --             --              349
Issuance of shares on conversion
 of convertible securities in May ($0.20 per share)       932,608       188,888       (19,585)          --          169,303
Issuance of shares for cash on
 exercise of warrants in May ($0.70 per share)                500           349          --             --              349
Issuance of shares for cash on
 exercise of options in May ($0.25 per share)              80,000        16,040          --             --           16,040
Issuance of shares for debt
 settlement in June ($0.95 per share)                     252,000       239,202          --             --          239,202
Issuance of shares for cash on exercise
 of warrants in May ($0.70 per share)                       4,750         3,312          --             --            3,312
                                                       --------------------------------------------------------------------
Balance forward                                        30,517,265   $11,760,240   $    27,471    $(8,273,827)   $ 3,513,884
===========================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

Idaho Consolidated Metals Corp.                                     Statement 2c
(An Exploration Stage Company)
Consolidated Statements of Changes in Shareholders' Equity

U.S. Funds

                                                                                           Deficit
                                                                              Equity   Accumulated
                                                   Common Shares        Component of    During the
                                            -------------------------    Convertible   Exploration
                                                Shares        Amount      Securities         Stage         Total
-----------------------------------------------------------------------------------------------------------------
Balance carried forward                     30,517,265   $ 11,760,240   $     27,471    $ (8,273,827)   $  3,513,884
Issuance of shares for cash on
 exercise of warrants in August
 ($0.70 per share)                                 500            348           --              --               348
Issuance of shares for cash in
 September ($0.68 per share)                   488,235        332,000           --              --           332,000
Issuance of shares on conversion
 of convertible securities in
 September ($0.18 per share)                 1,526,201        281,965        (27,471)           --           254,494
Issuance of shares for resource
 property in October ($0.66 per share)         200,000         87,117           --              --            87,117
Issuance of shares for resource
 property in November ($0.48 per share)        200,000         61,440           --              --            61,440
Issuance of shares for cash on
 exercise of options in December
 ($0.21 per share)                             239,000         50,000           --              --            50,000
Loss for the year                                 --             --             --        (2,003,579)     (2,003,579)
                                            ------------------------------------------------------------------------
Balance - December 31, 2000                 33,171,201     12,573,110           --       (10,277,406)      2,295,704
Issuance of shares for cash on
 exercise of options in January
 ($0.20 per share)                              50,000          9,866           --              --             9,866
Issuance of shares for cash in
 February ($0.53 per share)                  1,780,372        939,887           --              --           939,887
Issuance of shares for cash on
 exercise of options  in February
 ($0.17 per share)                             100,000         16,890           --              --            16,890
Issuance of shares for cash on
 exercise of warrants in February
 ($0.19 per share)                             111,000         20,596           --              --            20,596
Issuance of shares for cash on
 exercise of warrants in March
 ($0.12 per share)                             568,000         67,610           --              --            67,610
Issuance of shares for cash on
 exercise of warrants in April
 ($0.80 per share)                             325,050        261,626           --              --           261,626
Issuance of shares for cash on
 exercise of options in April
 ($0.24 per share)                              75,000         18,003           --              --            18,003
Issuance of shares for cash on
 exercise of options in May
 ($0.31 per share)                              75,000         22,875           --              --            22,875
Issuance of shares for cash in
 June ($0.90) per share)                       610,000        548,446           --              --           548,446
Issuance of shares for resource
 property in August
 ($0.58 per share)                             200,000        116,069           --              --           116,069
Issuance of shares for resource
 property in September
 ($0.63 per share)                             100,000         62,512           --              --            62,512
Loss for the year                                 --             --             --        (2,530,838)     (2,530,838)
                                            ------------------------------------------------------------------------
Balance - December 31, 2001                 37,165,623   $ 14,657,490   $       --      $(12,808,244)   $  1,849,246
                                            ========================================================================

The accompanying notes are an integral part of the consolidated financial statements.

Idaho Consolidated Metals Corp.                                      Statement 3
(An Exploration Stage Company)
Consolidated Statements of Operations

U.S. Funds

                                                                                                     Cumulative from
                                                                                                           Inception
                                                                                                       (September 15,
                                                                                                        1988) through
                                                                Year Ended December 31                    December 31,
                                                      2001                2000              1999                 2001
---------------------------------------------------------------------------------------------------------------------
Revenue
    Property option receipts             $               -   $              -   $              -   $          165,000
    Cost of property options                             -                  -                  -              (72,588)
                                         ----------------------------------------------------------------------------
                                                         -                  -                  -               92,412
    Interest                                        17,155              7,304              3,838               80,573
    Other income                                     3,034             19,362             34,114               56,510
                                         ----------------------------------------------------------------------------
                                                    20,189             26,666             37,952              229,495
                                         ----------------------------------------------------------------------------
Operating Expenses
    General and administrative                   1,431,503            799,153            736,033            6,835,467
    Gold property holding costs                    117,911                  -                  -              117,911
    Write-off  processing equipment and
      related costs                                329,285            140,000                  -            1,906,608
    Abandonment of property rights                 665,320          1,085,404             23,290            4,029,901
    Loss on disposal of equipment                        -                  -                  -                4,576
    Interest costs                                   7,008              5,688            289,255              633,505
    Less interest capitalized                            -                  -                  -              (87,145)
                                         ----------------------------------------------------------------------------
                                                 2,551,027          2,030,245          1,048,578           13,440,823
                                         ----------------------------------------------------------------------------
Loss Before the Following                        2,530,838          2,003,579          1,010,626           13,211,328
    Gain on settlement of lawsuit                        -                  -                  -              223,946
    Gain on settlement of debt                           -                  -                  -              179,138
                                         ----------------------------------------------------------------------------

Net Loss for the Year                    $       2,530,838   $      2,003,579   $      1,010,626   $       12,808,244
---------------------------------------------------------------------------------------------------------------------
Net Loss per Share - Basic and Diluted   $            0.07   $           0.07   $           0.06
------------------------------------------------------------------------------------------------
Weighted  Average  Shares  - Basic  and
    Diluted                                     36,181,875         29,868,903         16,692,843
------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

Idaho Consolidated Metals Corp.                                     Statement 4a
(An Exploration Stage Company)
Consolidated Statements of Cash Flows

U.S. Funds

                                                                                           Cumulative from
                                                                                                 Inception
                                                                                             (September 15,
                                                                                             1988) through
                                                               Year Ended December 31          December 31,
                                                      2001            2000            1999            2001
---------------------------------------------------------------------------------------------------------------------
Operating Activities
Net loss for the year                         $ (2,530,838)   $ (2,003,579)   $ (1,010,626)   $(12,808,244)
Adjustments to reconcile loss to net
 cash used by operating activities
Amortization                                        22,213          14,329           7,012          91,766
Amortization of interest discount                     --              --           220,901         277,713
Gain on settlement of lawsuit                         --              --              --          (223,946)
Gain on settlement of debt                            --              --              --          (179,138)
Loss on disposal of equipment                         --              --              --             4,576
Write-off of plant and equipment                   329,285         140,000            --         1,902,422
Abandonment and sale of property rights            665,320       1,085,404          23,290       4,102,489
Change in:
Other assets                                       (19,750)          7,379          (2,907)        (31,712)
Accounts payable - related parties                 184,917         (69,562)        238,972         879,105
Other accounts payable                             289,595         (73,814)         56,581         991,131
                                              ------------------------------------------------------------
Net cash used in operating activities           (1,059,258)       (899,843)       (466,777)     (4,993,838)
                                              ------------------------------------------------------------
Investing Activities
Property rights
Acquisition costs                                 (190,247)       (521,149)       (250,166)     (1,509,217)
Exploration costs                                 (829,185)       (740,786)       (422,594)     (3,684,585)
Property, plant and equipment acquisition          (87,581)         (8,782)         (8,257)     (1,331,074)
Proceeds on sale of equipment                         --              --             4,000           4,000
Cash in trust                                         --              --            50,000            --
Purchase of investment for reclamation bond        (27,811)         (8,000)          8,000        (117,811)
                                              ------------------------------------------------------------
Net cash used in investing activities           (1,134,824)     (1,278,717)       (619,017)     (6,638,687)
                                              ------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

Idaho Consolidated Metals Corp.                                     Statement 4b
(An Exploration Stage Company)
Consolidated Statements of Cash Flows

U.S. Funds

                                                                                      Cumulative from
                                                                                            Inception
                                                                                        (September 15,
                                                                                        1988) through
                                                          Year Ended December 31          December 31,
                                                  2001           2000             1999           2001
--------------------------------------------------------------------------------------------------------------
Financing Activities
 Proceeds from related party notes
  payable                                 $       --      $       --      $     72,778    $  1,320,878
 Repayments on related party notes
  payable                                       (3,590)         (9,952)         (4,528)       (815,817)
 Share subscriptions                           353,285            --              --           353,285
 Net proceeds from issuance of
  convertible securities                          --              --            42,222         292,084
 Net proceeds from sale of common stock      1,905,799       2,183,070       1,006,865      10,570,015
                                          ------------------------------------------------------------
 Net cash provided by financing
  activities                                 2,255,494       2,173,118       1,117,337      11,720,445
                                          ------------------------------------------------------------
Net Increase (Decrease) in Cash and
 Cash Equivalents                               61,412          (5,442)         31,543          87,920
 Cash and cash equivalents -
  Beginning of period                           26,508          31,950             407            --
                                          ------------------------------------------------------------
Cash and Cash Equivalents -
  End of Period                           $     87,920    $     26,508    $     31,950    $     87,920
======================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

Idaho Consolidated Metals Corp.                                     Statement 4c
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
U.S. Funds

                                                                                                               Cumulative from
                                                                                                                     Inception
                                                                                                                 (September 15,
                                                                                                                 1988) through
                                                                                       Year Ended December 31      December 31,
                                                                                   2001         2000        1999          2001
------------------------------------------------------------------------------------------------------------------------------
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest, net of amount capitalized          $    7,008   $    5,688   $   14,122   $  157,466

Schedule of Non-Cash Investing and Financing Activities:
Note payable to shareholders incurred for property rights                    $     --     $     --     $     --     $   80,000
Common stock issued for property rights                                         178,581      296,296         --      1,459,347
Common stock issued for equipment and process rights                               --           --           --        750,000
Common stock issued upon conversion of accounts payable to related parties         --        239,202         --        411,347
Common stock issued upon conversion of other accounts payable                      --           --           --         86,923
Common stock issued for conversion of notes payable to shareholders                --           --      1,047,000    1,087,774
Conversion of accounts payable to notes payable                                    --           --           --        225,000
Common stock issued for conversation on convertible securities                     --         50,188      241,896      292,084
Property, plant and equipment acquired for note payable                          37,500         --           --         37,500

The accompanying notes are an integral part of the consolidated financial statements.

Idaho Consolidated Metals Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2001 and 2000
U.S. Funds
--------------------------------------------------------------------------------
1.   The Company and Basis of Presentation of Consolidated Financial Statements

     Idaho Consolidated Metals Corp. (the Company) was incorporated in British Columbia, Canada on September 15, 1988 to engage in mineral exploration, development and processing. Effective August 17, 2001, the Company was continued to the Yukon Territory. The Company is presently in the exploration stage, as revenue-producing activities have not commenced. The Company's consolidated financial statements have been prepared in accordance with Canadian generally accepted accounting principles and are stated in U.S. dollars.

     During 1996, the Company established a wholly owned subsidiary, Idaho Consolidated Metals International, Ltd. (ICMI) in the British Virgin Islands. ICMI does not have any operations as of December 31, 2001. All intercompany accounts and transactions have been eliminated on consolidation.

     These consolidated financial statements have been prepared assuming the Company will continue as a going concern and be able to realize assets and liquidate liabilities in the normal course of business. Since its inception, the Company has incurred significant losses during the exploration stage and at December 31, 2001 has a net working capital deficiency of approximately $624,000. These factors, along with the uncertainties regarding the Company's ability to obtain necessary financing to develop its properties and to successfully develop economic ore reserves on these properties and realize profitable production levels or proceeds from their disposition, raise substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

     Management of the Company continues to seek additional sources of financing to fund its ongoing capital needs and mitigate its working capital deficiency. The Company is presently considering additional funding sources including the sale of its common stock. Additionally, the Company is seeking additional joint venture partners to assist in the exploration and development of certain of its other properties. There can be no assurance that the Company will be successful in obtaining additional funds or in locating suitable joint venture partners to assist in the exploration and development of its mineral properties (Note 11).
--------------------------------------------------------------------------------
2.   Significant Accounting Policies

     a)  Property Rights and Property, Plant and Equipment

         Property, plant and equipment are stated at the lower of cost (or the predecessor's cost basis if acquired from an affiliate) or estimated net realizable value. Maintenance, repairs and renewals are charged to operations. Major betterments are capitalized. When assets are retired or sold, the costs and related accumulated depreciation and amortization are eliminated and any resulting gain or loss is reflected in operations. Proceeds received from the sale of any interest in the property will first be credited against the carrying value of the property with any excess included in operations for the period.

Idaho Consolidated Metals Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2001 and 2000
U.S. Funds
--------------------------------------------------------------------------------
2.   Significant Accounting Policies - Continued

     a)  Property Rights and Property, Plant and Equipment - Continued

         The Company is in the process of exploring its mineral properties and has not yet determined whether these properties contain ore reserves that are economically recoverable.

         Property rights are comprised of acquisition, development and exploration costs, which are capitalized on an individual property basis until such time as an economic ore body is defined or the property is abandoned. Capitalized costs associated with a producing property will be amortized on a unit-of-production method based on the estimated life of the ore reserves while costs for abandoned properties are written off in the period in which a decision is made to abandon such property.

         Amortization of furniture and fixtures is based on the estimated lives of the assets using the 20% per annum, declining balance method. Amortization of automotive equipment is based on the estimated lives of the assets using the 30% per annum declining balance method.

         Management periodically reviews and obtains independent geological reports in determining if adjustments to the carrying values of each of its mineral properties, on a property-by-property basis, are required to record those properties at net realizable value. The ultimate recoverability of the amounts capitalized for the mineral properties is dependent upon the delineation of economically recoverable ore reserves, the Company's ability to obtain the necessary financing to complete their development and realize profitable production or proceeds from the disposition thereof. Management's estimates of recoverability of the Company's investment in various projects have been based on best estimates. However, it is reasonably possible that changes could occur in the near term, which could adversely affect management's estimates and may result in future write-downs of capitalized property carrying values.

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

     b)  Accounting for Income Taxes

         Income taxes are calculated using the liability method of accounting. Temporary differences arising from the difference between the tax basis of an asset or liability and its carrying amount on the balance sheet are used to calculate future income tax liabilities or assets. The future income tax asset and liabilities are measured using tax rates and laws that are expected to apply when the temporary differences are expected to reverse.

         When acquisitions are made and a difference exists between the cost of the asset and its tax basis, a future income tax liability or asset is recorded. The amount of the future income tax liability or asset is included in the initial carrying value of the acquired asset.

Idaho Consolidated Metals Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2001 and 2000
U.S. Funds
--------------------------------------------------------------------------------
2.   Significant Accounting Policies - Continued

     c)   Cash, Cash Equivalents and Restricted Investments

          The Company considers cash and cash equivalents to include amounts held in banks and highly liquid investments with remaining maturities at point of purchase of three months or less. Restricted investments represent certificates of deposit, which were purchased for reclamation bond requirements. The Company places its cash and cash investments with institutions of high-credit worthiness. At times, such investments may be in excess of federal insurance limits.

     d)   Net Loss Per Common Share

          Loss per share is calculated based on the weighted-average number of common shares issued and outstanding during the year. The Company has adopted the revised recommendations of the Canadian Institute of Chartered Accountants, whereby the new rules are applied on a retroactive basis and did not result in any restatement of the Company's financial statements. The effect of potential issuances of shares under options or warrants would be anti-dilutive, and therefore basic and fully diluted losses per share are the same.

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

--------------------------------------------------------------------------------
Idaho Consolidated Metals Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2001 and 2000
U.S. Funds
--------------------------------------------------------------------------------
3.   Property, Plant and Equipment

     Following are the major components of property, plant and equipment:

                                                 2001             2000
                                           ---------------------------
Land                                       $   71,191    $           -
Building and equipment                              -          329,285
Furniture and fixtures                         97,608           76,036
Automotive                                     32,318                -
                                           --------------------------
                                              201,117          405,321
Less:  Accumulated depreciation               (85,307)         (63,094)
                                           --------------------------
                                           $  115,810    $     342,227
                                           --------------------------

     During the year ended December 31, 2001, the Company wrote-off the $329,285 balance of building and equipment based upon the net realizable value of the related assets.
--------------------------------------------------------------------------------
4.   Property Rights

    The details by major area of interest of the Company's investments in mining property rights are as follows:

                                                          2001
                                -----------------------------------------------------
                                     Acquisition        Exploration             Total              2000
                                ----------------------------------- -------------------------------------
Stillwater Complex, Montana     $      1,016,821   $      1,434,086         2,450,907   $       1,918,214
Petsite Project, Idaho                   143,000                  -           143,000             143,000
Deadwood Project, Idaho                        1                  -                 1                   1
Buffalo Gulch Property, Idaho             36,750                  -            36,750              36,750
Other properties                               2                  -                 2                   2
                                ----------------------------------- -------------------------------------
                                $      1,196,574   $      1,434,086         2,630,660   $       2,097,967
                                ----------------------------------- -------------------------------------

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

Idaho Consolidated Metals Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2001 and 2000
U.S. Funds
--------------------------------------------------------------------------------
4.   Property Rights - Continued

     a)  Stillwater Complex, Montana

         Staked Claims

         From 1999 through 2001, the Company staked approximately 1,775 claims in the Stillwater area of Montana upon which the Company has an undivided interest. These claims require annual payments of $100 per claim in August each year, as a claim rental to the Bureau of Land Management. This represents an annual cost of $177,500 to maintain these properties.

         Chrome Mountain Property

         The Company entered into a Tri-Party Lease and Purchase Option dated July 16, 1999 with two non-related parties covering 54 unpatented mining claims located in Sweetgrass County, Montana. The lease, which received regulatory approval on April 4, 2000, is for 5 years with 5 successive one year renewal terms and requires the following during the initial 5 year term:
                                                                     Cumulative
                                                         Issue      Exploration
                                        Cash Payment    Shares     Expenditures
                                       ----------------------------------------
         On signing (paid)                  $ 19,500          -   $            -
         On receipt of regulatory approval
          (Issued - 2000)                          -    150,000                -
         By June 10, 2000 (completed)              -          -           50,000
         By July 16, 2000 (Issued - 2000)          -    200,000                -
         By June 10, 2001 (completed)              -          -          120,000
         By July 16, 2001 (Issued - 2001)          -    200,000                -
         By June 10, 2002                          -          -          210,000
         By July 16, 2002                          -    375,000                -
         By July 16, 2003                          -    575,000                -

         Each successive year, after the initial 5-year term, would require a cash payment of $50,000 and annual exploration expenditure of $250,000.

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

Idaho Consolidated Metals Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2001 and 2000
U.S. Funds
--------------------------------------------------------------------------------
4.   Property Rights - Continued

     a)  Stillwater Complex, Montana - Continued

         Chrome Corp. Property

         By an agreement dated February 1, 2000, the Company entered into a joint venture with Chrome Corporation of America (CCA) on 32 patented and 124 unpatented mining claims located in Stillwater, Montana with the following terms:

          i)   5 year term;

          ii)  the Company can earn a 55% interest by completing the following:

                                                                      Cumulative
                                         Cash             Issue      Exploration
                                      Payment            Shares     Expenditures
                                      ------------------------------------------
On signing (paid)                      $5,000                 -   $            -
On signing upon receipt of
  regulatory   approval
  (issued - 2000)                           -           100,000                -
By January 31, 2001 (issued - 2000)         -           100,000                -
By March 31, 2001 (completed                -                 -          200,000
By January 31, 2002 (Issued 2001)           -           100,000                -
By March 31, 2002                           -                 -          600,000
By January 31, 2003                         -           100,000                -
By March 31, 2003                           -                 -        1,100,000
By January 31, 2004                         -           100,000                -
By March 31, 2004                           -                 -        1,600,000
By January 31, 2005                         -           100,000                -
By March 31, 2005                           -                 -        2,100,000

         The patented claims are subject to an underlying 5% net smelter return and the remainder will be subject to a 3.5% net smelter return to CCA.

         The Company has agreed to maintain certain underlying property agreements in good standing during the earn-in phase of the joint venture. The first of these agreements requires monthly payments of $1,000 during 2000, $2,000 during 2001 and $2,500 per month thereafter. The second of these agreements requires a one-time payment of $500,000 on commencement of construction leading to commercial production. To December 31, 2001, the Company has paid $36,000 on these agreements.

         Subsequent to December 31, 2001, the Company gave 60-day notice to CCA of its intention to withdraw from the agreement, prior to earn-in. Accordingly, the Company has written-off cumulative exploration and development costs of $665,320 during the year ended December 31, 2001.

Idaho Consolidated Metals Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2001 and 2000
U.S. Funds
--------------------------------------------------------------------------------
4.   Property Rights - Continued

     a)  Stillwater Complex, Montana - Continued

         Stillwater West Property

         By an agreement dated November 1, 2001, the Company agreed to formalize the terms of a Memorandum of Understanding dated June 27,2001 and a subsequent modification with First Choice Industries Ltd. ("First Choice"). First Choice has been granted an option to acquire a 40% undivided interest in 220 claims staked by the Company on the west end of the Company's Picket Pin claims, located in Park and Sweetgrass Counties, Montana. In order to earn its interest First Choice must, at its option, complete the following.
                                                     Issue
                                                    Shares            Annual
                                    Cash            To the       Exploration
                                 Payment           Company      Expenditures
                        ---------------------------------------------------
On signing              $     (i) 55,000                -    $            -
Upon receipt of
 regulatory approval                   -          200,000                 -
By May 31, 2002                  135,000                -                 -
By November 30, 2003                   -          250,000                 -
By December 31, 2003                   -                -            75,000
By November 30, 2004                   -          250,000                 -
By December 31, 2004                   -                -           150,000
By November 30, 2005                   -          250,000                 -
By December 31, 2005                   -                -           200,000
                        ---------------------------------------------------
                        $        190,000          950,000    $      425,000
                        ---------------------------------------------------

          (i)  Received $53,000 during the year ended December 31, 2001.

         Upon completion of the 40% earn-in, First Choice has a 60-day period to elect to acquire an additional 10% interest for cash in the amount of $2,500,000. The parties each may elect to participate in the joint venture phase by contributing their respective contributions or to convert to a 3% net smelter return. Should a party elect to participate in the joint venture but fail to contribute its proportionate share, then it will be subjected to dilution. Once a party is diluted to a 10% interest or less, it will be automatically converted to a 3% net smelter return. Should First Choice be diluted and converted to a 3% net smelter return, then its net smelter return royalty will be capped at 115% of its actual or deemed expenditures.

         First Choice is responsible for maintenance of the unpatented claims during the earn-in phase and the Company is the initial manager. The manager shall charge a fee of 10% of all qualifying expenditures and such fee qualifies as exploration expenditures under the agreement.

Idaho Consolidated Metals Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2001 and 2000
U.S. Funds
--------------------------------------------------------------------------------
4.   Property Rights - Continued

     b)  Petsite Project, Idaho

         By a letter agreement dated August 8, 2000, the Company reacquired the entire 100% working interest in the Petsite Project upon payment of $100,000 (paid) to Kinross Gold, U.S.A., Inc. (Kinross) for its 70% interest in the project. Kinross had earned its 70% working interest in the project by paying $50,000 to the Company and incurring in excess of $1,500,000 on the property by December 31, 1997. During the joint venture phase, Kinross completed an additional $525,161 of work on the project to December 31, 1999. The Company's share of these expenditures, which amounted to $157,548, was carried by Kinross with repayments, if any, to come from the Company's share of commercial production. Upon termination of the May 20, 1996 joint venture agreement with Kinross, the Company's remaining obligation, with respect to the carried costs, was extinguished.

         The Company assumed responsibility for reclamation costs on the project, annual claim rental fees and the underlying property agreement payments (explained below).

         Based upon the continued depressed gold prices and the third party payment of $100,000 to reacquire the 70% working interest during fiscal 2000, management has established a fair market value of $143,000 for the entire 100% interest in the project. Accordingly, the Company wrote-off cumulative exploration and development costs of $320,873 during the year ended December 31, 2000.

         As at December 31, 2001, the property is carried at $143,000 and all current period and future holding costs are expensed as incurred. Subsequent to year-end the project has been sold, contingent upon successful closing of the agreement (Note 11e).

         The Company's claims are the Petsite Property and the Friday Property.

         Petsite Property

         The Company originally acquired these unpatented lode-mining claims for cash in the amount of $10,000 during 1989, cash in the amount of $10,000 during 1991 and the issuance of 20,000 common shares during 1991 at a price of $9,599. The optionor retained a 5% net profits interest in the claims.

         Friday Property

         By an agreement effective July 9, 1996, the Company acquired a 100% working interest on a renewable 5 year lease, on certain patented claims in Idaho, for an initial term expiring July 19, 2001, from Idaho Gold Corporation (IGC). In order to obtain the lease, the Company:

          o Issued IGC 30,000 common shares on the closing date of the agreement (deemed $25,000).

          o    Issued IGC an additional 30,000 common shares by July 19, 1997.

          o Completed exploration and development expenditures of $135,000 on or before July 19, 2001.

Idaho Consolidated Metals Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2001 and 2000
U.S. Funds
--------------------------------------------------------------------------------
4.   Property Rights - Continued

     b)  Petsite Project, Idaho - Continued

         Friday Property - Continued

         The lease is renewable for subsequent terms of five years each, at the Company's option, so long as the Company continues to carry out exploration, development or mining work on the property.

         IGC retains a 3% net smelter royalty to a maximum of $1,000,000.

         The Company is also responsible on an underlying agreement for a 3% net smelter royalty payable at $3,000 per quarter to a maximum of $300,000 covering certain claims within the property. As of December 31, 2001, a total of $192,000 advance royalty payments have been made.

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

         All required payments under the agreement have been made to date.

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

         On October 26, 2001, the agreement was amended to semi-annual payments of $1,000 each September 1 and March 1 so long as gold remains below $300 per ounce. The future semi-annual payments increase to $2,000 should the price of gold exceed $300 per ounce, to $5,000, should the price of gold exceed $350 per ounce and to $10,000 upon commercial production. The claims may be acquired for $270,000 less all payments made up to September 16, 2007.

     c)  Deadwood Property

         By an agreement effective July 9, 1996, the Company acquired a 100% working interest on a renewable 5 year lease, on certain unpatented claims in Idaho, for an initial term expiring July 19, 2001, from IGC. In order to obtain the lease, the Company:

          o Issued IGC 35,000 common shares on the closing date of the agreement.

          o    Issued IGC an additional 35,000 common shares by July 19, 1997.

          o Completed exploration and development expenditures of $135,000 on or before July 19, 2001.

Idaho Consolidated Metals Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2001 and 2000
U.S. Funds
--------------------------------------------------------------------------------
4.   Property Rights - Continued

     c)  Deadwood Property - Continued

         The lease is renewable for subsequent terms of five years each, at the Company's option, so long as the Company continues to carry out exploration, development or mining work on the property.

         The Company is also responsible for an underlying agreement:

         o A 3% net smelter royalty payable at $6,000 per quarter to a maximum of $500,000 covering certain claims within the property known as the Deadwood claims. As of December 31, 2001, a total of $372,000 of advance royalty payments have been made.

         Based upon the continued depressed gold prices, the property has been written-down to a nominal value of $1. Accordingly, the Company wrote-off cumulative exploration and development costs of $13,200 during the year ended December 31, 2000.

         As at December 31, 2001, the property is carried at the nominal value of $1 and all current period and future holding costs are expensed as incurred. Subsequent to year-end the project has been sold, contingent upon successful closing of the agreement (Note 11e).

     d)  Buffalo Gulch Property

         By an agreement effective December 11, 1995, the Company acquired a 100% working interest on a 5-year renewable lease, on certain unpatented claims in Idaho, for an initial term of expiring July 19, 2001, from IGC. In order to obtain the lease, the Company:

          o Issued IGC 60,000 common shares on the closing date of the agreement (valued at $50,000).

          o Issued IGC an additional 60,000 common shares by July 19, 1997 (valued at $39,000).

          o Completed exploration and development expenditures of $310,000 on or before July 19, 2001.

         The lease is renewable for subsequent terms of five years each, at the Company's option, so long as the Company continues to carry out exploration, development or mining work on the property.

         IGC retains a 3% net smelter royalty to a maximum of $3,000,000.

         Based upon the continued depressed gold prices and a comparison of this property with the Petsite Project, management has established a fair market value of $36,750 for the property including its underlying agreements. Accordingly, the Company wrote-off cumulative exploration and development costs of $658,571 during the year ended December 31, 2000.

         As at December 31, 2001, the property is carried at $36,750 and all current period and future holding costs are expensed as incurred. Subsequent to year-end the property has been sold, contingent upon successful closing of the agreement (Note 11e).

Idaho Consolidated Metals Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2001 and 2000
U.S. Funds
--------------------------------------------------------------------------------
4.   Property Rights - Continued

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

         Gray Estates Agreement

         The Company has assumed the obligation of an underlying agreement dated May 21, 1984 which requires quarterly advance royalty payments of $6,000 or a 5% net smelter royalty upon commencement of commercial production, to a maximum of $500,000. As of December 31, 2001, a total of $420,000 of advance royalty payments have been made.

Idaho Consolidated Metals Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2001 and 2000
U.S. Funds
--------------------------------------------------------------------------------
4.   Property Rights - Continued

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
--------------------------------------------------------------------------------
5.   Notes Payable

     Details of notes payable are as follows:

                                            2001      2000
                                            --------------
Uncollateralized note payable, due in
monthly payments of $460 including
interest at 9.0% per annum, due to a
shareholder                               $  --     $ 3,590

Uncollateralized note payable, bearing
interest at 9% per annum, monthly
payments of interest only, due in full,
August 1, 2003                             37,500      --
                                           -------  -------
                                           37,500     3,590
Current portion                              --      (3,590)
                                          -------   -------
                                          $37,500   $  --
                                          =======   =======

--------------------------------------------------------------------------------
Idaho Consolidated Metals Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2001 and 2000
U.S. Funds
--------------------------------------------------------------------------------
6.   Share Capital

     a)  Common Share Options

         The Company has a stock option plan dated January 9, 2001, under which the maximum number of options issuable shall not exceed 6,586,442 shares. Options granted after January 9, 2001 are for a maximum term of five years and vest as to 25% on allocation and 25% each six months thereafter. Options granted prior to the plan are for varying terms ranging from two to seven years and are immediately vested upon the date of grant. Following is a schedule of the activity pursuant to this stock option plan.
                                              Exercise Price per
                                     Number          Share (C $)  Expiry Date
--------------------------------------------------------------------------------
Balance - December 31, 1998         645,000          $ 0.26     October 1999 to
                                                                   April 2002
     Options exercised              (40,000)           0.26     October 1999
     Options expired                (70,000)           0.26     October 1999
     Options granted                465,000            0.37     April 2004
                              --------------------------------------------------
                                                       0.26     May 2000 to
Balance - December 31, 1999       1,000,000         to 0.37        April 2004
     Options granted              1,175,000            0.30     January 2005
     Options granted                500,000     (ii)   1.20     March 2005
     Options granted                150,000    (iii)   0.72     March 2003
     Options granted                 50,000    (iii)   1.12     June 2005
     Options granted                150,000            0.96     July 2005
     Options exercised              (55,000)           0.26     May 2000
     Options exercised             (200,000)           0.26     February 2001
     Options exercised             (150,000)           0.26     August 2001
     Options exercised             (250,000)           0.37     April 2004
     Options exercised              (89,000)           0.30     January 2005
     Options expired               (200,000)           1.20     March 2005
                              --------------------------------------------------
                                                     $ 0.26     February 2001 to
Balance - December 31, 2000   (i)  2,081,000      to $ 1.20        July 2005
                              --------------------------------------------------

Idaho Consolidated Metals Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2001 and 2000
U.S. Funds
--------------------------------------------------------------------------------
6.   Share Capital - Continued

     a)  Common Share Options - Continued
                                               Exercise Price per
                                   Number             Share (C $)  Expiry Date
--------------------------------------------------------------------------------
Balance - December 31, 2000 (i) 2,081,000        $0.26       February 2001
                                              to $1.20           to July 2005
     Options granted            1,225,000  (iv)   0.80       January 2006
     Options granted            2,250,000         1.08       November 2002
     Options granted            1,000,000         0.38       September 2006
     Options granted              350,000         0.27       November 2006
     Options exercised           (100,000)        0.26       February 2001
     Options exercised            (75,000)        0.37       April 2004
     Options exercised           (100,000)        0.30       January 2005
     Options exercised            (25,000)        0.80       January 2006
     Options expired             (150,000)        0.96       July 2005
     Options expired             (200,000)        0.80       January 2006
                            ----------------------------------------------------
                                                $ 0.26       April 2002 to
Balance - December 31, 2001     6,256,000    to $ 1.08          November 2006
                            ----------------------------------------------------

          (i)  Issued prior to the effective date of the new stock option plan.

          (ii) Repriced during the year ended December 31, 2001 to $0.38 per share on the 300,000 shares not previously exercised.

          (iii) Repriced during the year ended December 31, 2001 to $0.38 per share.

          (iv) Repriced during the year ended December 31, 2001 to $0.38 per share on the 1,000,000 shares not previously exercised or expired.

         A summary of the options outstanding at December 31, 2001 is as follows:

                                        Exercise Price
                                Number   per Share(C$)    Expiry Date
----------------------------------------------------------------------------
                                 30,000       $0.26       April 1, 2002
                              2,250,000        1.08       November 15, 2002
                                150,000        0.38       March 4, 2003
                                140,000        0.37       April 7, 2004
                                986,000        0.30       January 14, 2005
                                300,000        0.38       March 24, 2005
                                 50,000        0.38       June 25, 2005
                              1,000,000        0.38       January 9, 2006
                              1,000,000        0.38       September 5, 2006
                                350,000        0.27       November 7, 2006
                             -----------------------------------------------
Balance - December 31, 2001   6,256,000
                             -----------------------------------------------

Idaho Consolidated Metals Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2001 and 2000
U.S. Funds
--------------------------------------------------------------------------------
6.   Share Capital - Continued

a)       Common Share Options - Continued
         As of December 31, 2001, 4,431,000 options are exercisable. At December 31, 2001, the weighted average exercise price per option was C$0.61 (2000 - C$0.53). The weighted-average remaining contractual life of the options was 2.7 years (2000 - 3.7 years).

     b)  Common Share Warrants

         The warrant activity is as follows:

                                                  Number of             Price per
                                                   Warrants           Share (C $)      Expiry Date
    ---------------------------------------------------------------------------------------------------------
    Balance - December 31, 1998                   1,763,233                $ 0.70      March 2000
         Warrants issued
          - Convertible note #1                     546,154                  0.31      January 2000
          - Convertible note #2                     600,769                  0.31      March 2000
          - Convertible note #3                     932,608                  0.28      May 2000
          - Convertible note #4                   2,227,941                  0.17      September 1999
          - Convertible note #5                   2,466,681                  0.25      October 2000
          - Convertible note #6                   1,172,847                  0.15      January 2000
                                                                             0.15      March 2000
          - Private placement                     2,000,000               or 0.18      March 2001
         Warrants exercised
          - Convertible note #1                    (546,154)                 0.31      January 2000
          - Convertible note #2                    (600,769)                 0.31      March 2000
          - Convertible note #4                  (2,227,941)                 0.17      September 1999
          - Convertible note #5                    (766,480)                 0.25      October 2000
          - Convertible note #6                  (1,172,847)                 0.15      January 2000
          - Private placement                      (570,000)                 0.15      March 2000
                                              ----------------------------------------------------------------
    Balance - December 31, 1999                   5,826,042                $ 0.15      March 2000 to
                                                                        to $ 0.70      March 2001
         Warrants issued
                                                                             1.05      October 2000
          - Short form prospectus                   433,550               or 1.26      April 2001
                                                                             1.00      September 2001
          - Private placement                       244,118               or 1.25      September 2002
         Warrants expired                              (167)                 0.70      March 2000
         Warrants exercised
          - Private placement                    (1,763,066)                 0.70      March 2000
          - Private placement                      (762,000)                 0.15      March 2000
          - Convertible note #3                    (932,608)                 0.28      May 2000
          - Convertible note #5                  (1,700,201)                 0.25      October 2000
          - Short form prospectus                    (6,250)                 1.05      October 2000
                                              ----------------------------------------------------------------
                                                                           $ 0.18      March 2000 to
    Balance - December 31, 2000                   1,339,418             to $ 1.26         September 2002
    ---------------------------------------------------------------------------------------------------------

Idaho Consolidated Metals Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2001 and 2000
U.S. Funds
--------------------------------------------------------------------------------
6.   Share Capital - Continued

     b)  Common Share Warrants - Continued

                                                                        Price per
                                                  Number of                 Share
                                                   Warrants                 (C $)      Expiry Date
    ---------------------------------------------------------------------------------------------------------
    Balance - December 31, 2000                   1,339,418                $ 0.18      March 2002 to
                                                                        to $ 1.26         September 2002
         Warrants issued
          - Private placement                       647,059                  1.25      January 2002 (i)
          - Private placement                       217,392                  1.25      January 2002 (ii)
          - Private placement                       305,000                  1.60      April 2002
         Warrants exercised
          - Private placement                      (668,000)                 0.18      March 2001
          - Short form prospectus                  (336,050)                 1.26      April 2001
         Warrants expired
         - Short form prospectus                    (91,250)                 1.26      April 2001
                                              ----------------------------------------------------------------
                                                                           $ 1.25      April 2002 to
    Balance - December 31, 2001                   1,413,569             to $ 1.60         January 2003
    ---------------------------------------------------------------------------------------------------------

          (i) Subsequent to December 31, 2001 these warrants were extended to January 11, 2003 for no consideration.

          (ii) Subsequent to December 31, 2001 these warrants were extended to January 23, 2003 for no consideration.

    c)   Escrow Shares

         In conjunction with the Company's initial public offering, certain Company officers and directors were required to place 750,000 common shares of the Company in escrow in accordance with policies of the Canadian Venture Exchange (CDNX). The shares are subject to release from escrow as the Company expends funds on exploration and development of its mineral properties and with regulatory approval. During the year ended December 31, 2000 the Company released 187,500 shares from escrow upon receipt of regulatory approval. The Company released the final 187,500 on October 6, 2001. At December 31, 2001, all escrow shares have been fully released from escrow.
--------------------------------------------------------------------------------
7.   Related Party Transactions

     a) In addition to related party transactions disclosed elsewhere herein, the Company has paid or accrued for payment the following amounts to related parties:

                                                                        2001               2000              1999
                                                             ----------------------------------------------------
Wages and management fees to officers and directors          $       437,938   $        154,000  $        139,850
Legal fees to a firm in which a director is a partner                 92,653            112,090                 -
Accounting fees to a firm in which an officer is a partner            43,800             45,000            42,100
Interest expense on notes payable to shareholders                        123                718           268,988
                                                             ----------------------------------------------------
                                                             $       574,514   $        311,808  $        450,938
                                                             ----------------------------------------------------

Idaho Consolidated Metals Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2001 and 2000
U.S. Funds
--------------------------------------------------------------------------------
7.       Related Party Transactions - Continued

     b) As at December 31, the following amounts remain unpaid in relation to the related party amounts (Note 7a) and are included in accounts payable - related parties on the consolidated balance sheets of the
         Company:

                                                           --------------------
Wages and management fees to officers and directors        $   149,611  $12,500
Legal fees to a firm in which a director is a partner           16,708    9,601
Accounting fees to a firm in which an officer is a partner      63,800   35,000
Interest expense on notes payable to shareholders                    -        -
                                                           --------------------
                                                           $   230,119  $57,101
                                                           --------------------

     c) Related party transactions, occurring in the normal course of operations, are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.
--------------------------------------------------------------------------------
8.   Global Settlement Agreement

     By an agreement dated January 8, 2000, the Company reached a settlement with various parties to conclude numerous lawsuits, disagreements and contractual relationships. As a result, all actions in which the Company was named have been dismissed, at no cost to the company, except for its direct legal, indemnity and other related costs.

     The Company had agreed to indemnify its officers and directors in relationship to the settlement hearings, which were successful in concluding the various matters. Accordingly, the Company has allotted 252,000 common shares from treasury, which were issued upon receipt of regulatory approval to cover such indemnification. The deemed value of such allotment in the amount of $239,202 has been accrued in the year ended December 31, 2000.
--------------------------------------------------------------------------------
9.   Fair Value of Financial Instruments

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

     The carrying amounts for cash and cash equivalents and the restricted investments are a reasonable estimate of their fair value. Due to the due dates and interest rates of the notes payable to shareholders, the carrying value of these notes is a reasonable estimate of their fair value.
--------------------------------------------------------------------------------

Idaho Consolidated Metals Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2001 and 2000
U.S. Funds
--------------------------------------------------------------------------------
10.  Income Taxes

     a) Effective January 1, 2000, the Company adopted CICA 3465, "Accounting for Income Taxes". This new accounting standard, which required adoption on a retroactive basis, resulted in no adjustment to the results previously reported by the Company.

         No income tax provision or benefit has been provided for any of the periods presented due to the Company's net operating loss carry-forward position.

         The Company has not recorded a future tax asset principally due to the uncertainty regarding the generation of future taxable income to utilize existing net operating losses. If it becomes more likely than not that the Company will generate future taxable income, a future tax asset may be recognized.

         The Company is subject to income tax filing requirements in both Canada and the United States.

     b) As of December 31, 2001, the Company had income tax losses carried forward available to reduce future taxable income, if any. These losses expire at different rates depending on the jurisdiction as follows:

              United States
Year               (U.S. $)            Canada (C $)
------------------------------------------------
2002     $                -    $           722,000
2003                      -              1,496,300
2004                      -                507,900
2005                      -              1,004,300
2006                      -              1,023,900
2007                      -              1,200,900
2008                      -              2,343,200
2011                557,100                      -
2012                105,200                      -
2018                586,500                      -
2019                673,200                      -
2020                580,900                      -
2021              1,744,000                      -
         ----------------------------------------
         $        4,246,900    $         8,298,500
         ----------------------------------------

          The U.S. $4,246,900 of income tax losses were incurred by the U.S. branch of the Company and are available to reduce future taxable income, if any, of the U.S. branch. The amount is included within the Canadian income tax losses of C$8,298,500.

     c) The Company has accumulated deferred resource property expenditures, for tax purposes, of approximately C$9,838,600, which may be used to reduce future taxable income in Canada. The income tax benefits, if any, of these expenditures have not been recorded in these financial statements.

--------------------------------------------------------------------------------
Idaho Consolidated Metals Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2001 and 2000
U.S. Funds
--------------------------------------------------------------------------------
11.  Subsequent Events

    In addition to items disclosed elsewhere in these financial statements, the Company conducted the following transactions after December 31, 2001:

     a) Completed a private placement of 4,036,283 units for gross proceeds of C$1,412,699 at C$0.35 per unit. Each unit consists of one common share and one-half non-transferable share purchase warrant. Two warrants and C$0.70 allow the holder to acquire an additional common share to December 19, 2002. Commissions related to the placement total C$10,500 and 136,371 common shares.

     b) Issued a debenture payable to a maximum amount of $1,000,000 (C$1,587,000) to the Tomasovich Family Trust. The debenture carries interest at 6% per annum, calculated and paid monthly. The balance is payable in full by February 7, 2003, unless the debenture holder exercises its right of conversion. The debenture holder has the right to convert the debenture into units of the Company at the rate of C$0.35 per unit. Two warrants and C$0.70 allow the holder to acquire an additional common share to February 7, 2004. The debenture payable and the related conversion rights to units, were approved by the regulatory authorities in connection with the 4,036,283 unit private placement.

         The funds are to be advanced by the debenture holder over the next six months as the company requires funding for its proposed drilling program on the Stillwater Complex, Montana.

c) Completed a private placement of 1,763,668 units for gross proceeds of C$793,650 at C$0.45 per unit. Each unit consists of one common share and one-half non-transferable share purchase warrant. Two warrants and C$0.70 allow the holder to acquire an additional common share to January 3, 2003. A commission of 148,942 common shares was paid in connection with the private placement.

d) Issued 156,042 common shares on exercise of common share options at C$1.08 per share for proceeds of C$168,525.

e) By a Letter Agreement dated March 7, 2002, the Company has agreed to sell all of its gold properties located in Idaho, including the Petsite Project, Deadwood Project and Buffalo Gulch Property. The purchaser, Canden Capital Corp. ("Canden"), is a Capital Pool Company in accordance with the policies of the CDNX. Proceeds on the sale will be 2,400,000 shares of Canden, representing 41.8% of the issued and outstanding shares of the purchaser, after the issuance of the shares. The closing of the sale is contingent upon due diligence by the purchaser, within 10 weeks of the letter agreement, including a technical report recommending a work program of at least C$200,000 and an independent valuation at the purchaser's cost. The agreement is subject to regulatory approval, the approval of the shareholders of Canden and the completion of a formal agreement by May 15, 2002. Should the parties not agree to the formal agreement by May 15, 2002, then given reasonable efforts to conclude the agreement, the agreement may be terminated.

--------------------------------------------------------------------------------
Idaho Consolidated Metals Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2001 and 2000
U.S. Funds
--------------------------------------------------------------------------------
12. Differences Between United States and Canadian Generally Accepted Accounting Principles (GAAP)

     a)  Accounting Policy Differences

         These consolidated financial statements are prepared in accordance with accounting principles generally accepted in Canada. The significant differences between Canadian and U.S. GAAP are as follows:

         Under Canadian GAAP, no value is attributed to the release of escrowed shares and no compensation expense is recorded. Under U.S. GAAP, stock compensation expense is recorded as such shares become eligible for release based upon the number of shares eligible for release and the market value of the shares at that time (Note 6c).

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

         Under Canadian GAAP, exploration costs are capitalized on an individual property basis until such time as an economic ore body is defined or the property is abandoned. Under U.S. GAAP, the Company expenses such costs as incurred.

     b)  Statement Reconciliation

         A reconciliation of the consolidated statements of operations from Canadian presentation to U.S. presentation is as follows:

                                                                       2001               2000               1999
                                                          -------------------------------------------------------
      Net loss - Canadian basis                           $        2,530,838  $       2,003,579  $       1,010,626
      Compensation   expense  on  common  stock  options
           granted to non-employees                                  164,548             83,798                  -
      Compensation expense on re-priced employee options             330,000                  -                  -
      Amortization of interest discount                                    -                  -           (220,901)
      Current year exploration costs                                 829,185            740,786            422,594
      Current year exploration abandonments                         (470,527)          (674,901)           (16,341)
                                                          -------------------------------------------------------
      Net loss - U.S. basis                               $        3,384,044  $       2,153,262  $       1,195,978
                                                          -------------------------------------------------------
      Net loss U.S. basis per share
           - Basic and Diluted                            $             0.09  $           0.07   $           0.07
                                                          -------------------------------------------------------

Idaho Consolidated Metals Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2001 and 2000
U.S. Funds
--------------------------------------------------------------------------------
12. Differences Between United States and Canadian Generally Accepted Accounting Principles (GAAP) - Continued

     b)  Statement Reconciliation - Continued

         A reconciliation of certain consolidated balance sheet accounts from Canadian presentation to U.S. presentation is as follows:

                                                                          2001               2000               1999
                                                            --------------------------------------------------------
Deficit accumulated during the exploration stage -
Canadian basis                                              $       12,808,244  $      10,277,406  $       8,273,827
Stock compensation expense, prior years' cumulative                  1,285,534          1,201,736          1,201,736
Compensation expense on common stock options granted to
non-employees                                                          164,548             83,798                  -
Compensation expense on re-priced employee options                     330,000                  -                  -
Amortization of interest discount, prior years' cumulative            (277,713)          (277,713)           (56,812)
Amortization of interest discount                                            -                  -           (220,901)
Current year exploration costs                                         829,185            740,786            422,594
Current year exploration abandonments                                 (470,527)          (674,901)           (16,341)
Prior years' exploration costs, net of abandonments                  1,075,428          1,009,543            603,290
                                                            --------------------------------------------------------
Deficit accumulated during the exploration stage - U.S.
basis                                                       $       15,744,699  $      12,360,655  $      10,207,393
                                                            --------------------------------------------------------
Notes payable to shareholders, non-current - Canadian
basis                                                       $                -  $               -  $           3,590
Non-detachable convertible security instruments                              -                  -            292,084
Amortization of interest discount                                            -                  -           (292,084)
                                                            --------------------------------------------------------
Notes payable to shareholders, non-current - U.S. basis     $                -  $               -  $           3,590
                                                            --------------------------------------------------------

Property rights - Canadian basis                            $        2,630,660  $       2,097,967  $       1,625,140
Current year exploration expense abandonments                          470,527            674,901             16,341
Prior years' exploration costs, net of abandonments                 (1,075,428)        (1,009,543)          (603,290)
Current year exploration costs                                        (829,185)          (740,786)          (422,594)
                                                            --------------------------------------------------------
Property rights - U.S. basis                                $        1,196,574  $       1,022,539  $         615,597
                                                            --------------------------------------------------------

Idaho Consolidated Metals Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2001 and 2000
U.S. Funds
--------------------------------------------------------------------------------

12. Differences Between United States and Canadian Generally Accepted Accounting Principles (GAAP) - Continued

     b)  Statement Reconciliation - Continued

         A reconciliation of certain consolidated balance sheet accounts from Canadian presentation to U.S. presentation is as follows:

                                                                     2001               2000                1999
                                                       ---------------------------------------------------------
    Share capital - Canadian basis                     $       14,657,940  $      12,573,110  $        9,804,354
    Stock compensation expense, prior years'
         cumulative                                             1,201,736          1,201,736           1,201,736
    Compensation expense on common stock options
         granted to non-employees, cumulative                     248,346             83,798                   -
    Compensation expense on re-priced options to
         employees                                                330,000                  -                   -
                                                       ---------------------------------------------------------
    Share capital - U.S. basis                         $       16,438,022  $      13,858,644  $       11,006,090
                                                       ---------------------------------------------------------

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

                                                                     2001              2000              1999
                                                           --------------------------------------------------
  Net loss U.S. basis (Note 12a)
       As reported                                         $     3,384,044   $     2,153,262   $     1,195,978
       Pro forma                                                 3,761,267         2,613,812         1,279,678
  Net loss per share U.S. basis (Note 12a)
       As reported                                         $          0.09   $          0.07   $          0.07
       Pro forma                                                      0.10              0.09              0.08

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                                     2001             2000              1999
                                                          --------------------------------------------------
Expected dividend yield                                            0.00%            0.00%             0.00%
Expected stock price volatility                                  110.51%          125.01%           151.82%
Risk-free interest rate                                            4.64%            5.83%             5.00%
Expected life of options                                        2.0 years         1.5 years          2 years

         The weighted average grant-date fair value of options granted in 2001, 2000 and 1999 was C$0.71, C$0.44 and C$0.27, respectively.

Item 8. Changes in and Disagreements with Accountants in Accounting and Financial Disclosure
None.
                                    PART III

Item9. Directors and Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act of 1934

The following table sets forth the name, age and position of each Executive Officer and Director of the Company as of December 31, 2001.

--------------------------------------------------------------------------------
 Name and Municipality       Age            Principal Occupation for
     of Residence                              Previous Five Years
--------------------------------------------------------------------------------
John E. Andrews               55       From September 19, 1994 until July 30,
Greensboro, GA,                        1999, Mr. Andrews was President and COO
President and CEO                      of Stillwater Mining Company, a mining
                                       company publicly traded on the American
                                       Stock Exchange. During 2000 and 2001, Mr.
                                       Andrews was engaged as a consultant to a
                                       number of precious and base metals mining
                                       companies including Idaho Consolidated
                                       Metals Corporation and on August 28th,
                                       2001 Mr. Andrews was appointed a Director
                                       of the Company. From October 9, 2001 to
                                       the present Mr. Andrews principal
                                       occupation is as President and CEO of the
                                       Company.
--------------------------------------------------------------------------------
Delbert W. Steiner(1)         57       Mr. Steiner's principal occupation in the
Lewiston, ID                           last five years is as President of the
Director,                              Company from September 15, 1988 to June
                                       27, 1997 and from July 23, 1997 to
                                       October 9, 2001 and CEO of the Company
                                       from June 24, 1996 to June 27, 1997 and
                                       July 23, 1997 to October 9, 2001.
--------------------------------------------------------------------------------
Theodore Tomasovich(1)        55       Director of the Company since July 22,
Los Angeles, CA                        1997. Mr. Tomasovich's principal
Director                               occupation in the last five years was as
                                       President of PYJ Corporation, a real
                                       estate development company, from October
                                       1988 to the present.
--------------------------------------------------------------------------------
James W. Ashcroft(1)          62       Director of the Company since August 28,
Sudbury, Ontario                       2001. Mr. Ashcroft's principal occupation
Director                               in the last five years was as President
                                       of J.W. Ashcroft & Assoc. Ltd. - Mining
                                       Consultants from 1998 to 2001 and prior
                                       to 1998 as President of the Ontario
                                       Division of INCO Ltd.
--------------------------------------------------------------------------------
Marc J. Oppenheimer           44       Director of the Company since January 9,
Leonia, NY                             2001. Mr. Oppenheimer's principal
Director                               occupation in the last five years was as
                                       President, CEO and Director of Crystallex
                                       International Corporation from 1995 to
                                       the present.
--------------------------------------------------------------------------------
Luca Riccio                   57       Director of the Company since January 9,
North Vancouver, BC                    2001. Mr. Riccio's principal occupation
Director                               in the last five years was as the VP
                                       Exploration, Crystallex International
                                       Corporation from 1996 to the present.
                                       Prior to 1996, Mr. Riccio was part of the
                                       Canadian Development Agency in Brazil and
                                       consultant to a number of Brazilian
                                       Companies.
--------------------------------------------------------------------------------
David Fraser (2)              64       Director of the Company since June 23,
Vancouver, B.C.                        2000. Mr. Fraser is a lawyer and partner
Director                               of Fraser & Company, since 1977 and a
                                       director of Archon Minerals Ltd. since
                                       1988.
--------------------------------------------------------------------------------

Wilfried.J. Struck            43       VP, Mining and Exploration and Chief
Lewiston, Idaho                        Operating Officer of the Company since
VP, Mining and                         August 29, 1995. Mr. Struck's principal
Exploration and Chief                  occupations in the last five years was as
Operating Officer                      a self employed consulting geological
                                       mining engineer from July, 1991 to August
                                       29, 1995 and as COO of the Company from
                                       August 1995 to the present.
--------------------------------------------------------------------------------
Kenneth A. Scott              44       Chief Financial Officer of the Company
Surrey, B.C.                           since March 25, 1995. Mr. Scott's
Chief Financial Officer                principal occupation in the last five
                                       years was as a partner in Staley, Okada,
                                       Chandler & Scott, Chartered Accountants.
--------------------------------------------------------------------------------
Diane R. Garrett              42       VP, Corporate Development of the Company
Center Point, TX                       since June 2001. Ms. Garrett's principal
VP, Corporate                          occupation in the last five years was as
Development                            VP Corporate Development of Dayton Mining
                                       Corporation from February 1996 to August
                                       2000 and as a director of Romarco
                                       Minerals from 1999 to the present. From
                                       August 2000 to June 2001, Ms. Garrett was
                                       engaged as a consultant in the precious
                                       metals mining industry.
--------------------------------------------------------------------------------
Vanessa Bachman               31       Accountant with the Company since 1996
Lewiston, Idaho                        and Corporate Secretary since 2000. Ms.
Corporate Secretary                    Bachman's principal occupation in the
                                       last five years was an accountant with
                                       the Company.
--------------------------------------------------------------------------------
(1)      Member of the Company's Audit Committee.

(2)      Resigned effective April 1, 2002.

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

During the year, John Andrews, Chairman, President and Chief Executive Officer, late filed one Section 16 form reporting the acquisition of options to purchase 400,000 shares of the Company's common stock. Mr. Andrews also late filed a Form 3 Initial Statement of Beneficial Ownership at the time he was elected as a director for the Company.

During the year, Delbert W. Steiner, Director, late filed seven Section 16 forms reporting twenty-two dispositions of a total of 185,100 shares; twenty-four transactions related to the acquisition of 594,600 shares, and the acquisition of options to purchase 275,000 shares of the Company's common stock.

During the year, Theodore Tomasovich, Director, late filed seven Section 16 forms reporting one transaction related to the acquisition of 305,000 shares and eight transactions related to the disposition of 4,870,000 shares indirectly held by him as a beneficiary of the Tomasovich Family Trust; four transactions related to the disposition of 37,000 shares indirectly held by him as a beneficiary of the Stillwater Trust, the acquisition of 139,000 shares directly on exercise of options and the acquisition of an option to purchase 100,000 shares of the Company's common stock.

During the year, David Fraser, Director, late filed two Section 16 forms reporting one transaction related to the acquisition of 5,000 shares on the exercise of warrants and the acquisition of options to purchase 100,000 shares.

During the year, James W. Ashcroft, Director, late filed one Section 16 form reporting the acquisition of options to purchase 200,000 shares of the Company's common stock. Mr. Ashcroft also late filed a Form 3 Initial Statement of Beneficial Ownership at the time he was elected as a director for the Company.

During the year, Marc Oppenheimer, Director, late filed one Section 16 form reporting the acquisition of options to purchase 250,000 shares of the Company's common stock. Mr. Oppenheimer also late filed a Form 3 Initial Statement of Beneficial Ownership at the time he was elected as a director for the Company.

During the year, Luca Riccio, Director, late filed one Section 16 form reporting the acquisition of options to purchase 250,000 shares of the Company's common stock. Mr. Riccio also late filed a Form 3 Initial Statement of Beneficial Ownership at the time he was elected as a director for the Company.

During the year, Kenneth A. Scott, Chief Financial Officer, late filed two
Section 16 forms reporting the acquisition of options to purchase 75,000 shares; the acquisition of a total of 75,000 shares on exercise of options, and two transactions related to the disposition of a total of 50,076 shares of the Company's common stock.

During the year, Wilfried Struck, Chief Operating Office and Vice President of Mining and Exploration, late filed three Section 16 forms reporting the acquisition of options to purchase 150,000 shares; three transactions related to the disposition of a total of 7,000 shares of the Company's common stock and one transaction related to the acquisition of 50,000 shares of common stock.

During the year, Diane Garrett, Vice President of Corporate Development, late filed one Section 16 form reporting the acquisition of options to purchase 200,000 shares. Ms. Garrett also did not file a Form 3 Initial Statement of Beneficial Ownership at the time she was appointed as an officer for the Company.

During the year, Vanessa Bachman, Secretary, late filed three Section 16 forms reporting two transactions related to the acquisition of 1,000 shares and the acquisition of options to purchase 100,000 shares.


Item 10.  Executive Compensation

The following compensation information relates to amounts paid to the Chief Executive Officer for the preceding three (3) years. No other director or executive officer received compensation in excess of $100,000 in 2001, 2000 or 1999.

                          Annual Compensation                           Long Term Compensation
-----------------------------------------------------------------------------------------------------------------------------
                                                                           Awards                    Pay-outs
-----------------------------------------------------------------------------------------------------------------------------
                                                                                        Restricted
Name and                                                                                Shares of
Principal                                               Other Annual   Securities Under Restricted    LTIP      All Other
Position         Year Ending    Salary or Fee    Bonus  Compensation   Options Granted  Share Units  Pay-outs  Compensation
-----------------------------------------------------------------------------------------------------------------------------
John E.             2001         US$20,655        -           -            400,000           -           -           -
Andrews
-----------------------------------------------------------------------------------------------------------------------------
Delbert W.          2001         US$79,750        -           -            275,000           -           -           -
Steiner             2000         US$81,000        -           -            625,000           -           -           -
                    1999         US$67,850        -           -            50,000            -           -           -
-----------------------------------------------------------------------------------------------------------------------------

Pension Plans

The Company does not have any defined benefit pension plan that provides annual benefits to any Executive Officers, or any long-term incentive plans.

Compensation of Directors

None of the Directors receive Director's fees.

Executive Compensation

Other than the Chief Executive Officer, none of the Executive Officers of the Company received any reportable salary or bonus during 2001. The following describes the stock option regime currently followed by the Company.

The Company has a stock option plan dated January 9, 2001, under which the maximum number of options issuable shall not exceed 6,586,442 shares. Options granted after January 9, 2001 are for a maximum term of five years and vest as to 25% on allocation and 25% each six months thereafter. Options granted prior to the plan are for varying terms ranging from two to seven years and are immediately vested upon the date of grant.

Incentive stock options to purchase securities from the Company are granted to Directors and employees on terms and conditions acceptable to the regulatory authorities in Canada, namely the CDNX. Incentive stock options for up to 10% of the number of issued and outstanding shares of the common stock may be granted from time to time, provided that incentive stock options in favor of any one individual may not exceed 5% of the issued and outstanding shares of common stock. No incentive stock option granted under the stock option program is transferable by the optionee other than by will or the laws of descent and distribution, and each incentive stock option is exercisable during the lifetime of the option only by such optionee. The exercise price of all incentive stock options granted under the stock option program must be at least equal to the fair market value of such shares of common stock on the date of grant, and the maximum term of each incentive stock option may not exceed five years. The exercise prices for incentive stock options are determined in accordance with CDNX Guidelines and reflect the average closing price of the Company's common stock for the ten trading days on the CDNX immediately preceding the day on which the Directors grant and publicly announce the incentive stock options. The Board of Directors may amend existing stock options granted to insiders of the Company.

The following table sets forth certain information on option grants to the Named Executives in 2001:

                                                     Individual Grants
----------------------------------------------------------------------------------------------------------------
Name                       Number of Shares       Percentage of         Exercise         Expiration       Grant Date
                           Underlying             Total Options         Price Per        Date             Value (1)
                           Options Granted        Granted to            Share(2)
                                                  Employees in
                                                  Fiscal Year
----------------------------------------------------------------------------------------------------------------
John E. Andrews            200,000(2)                   12.7%           C$0.38           September        C$4,000
                                                                                         5, 2006
                           200.000(3)                   12.7%           C$0.27           November  7,     C$32,000
                                                                                         2006
----------------------------------------------------------------------------------------------------------------
Delbert Steiner            75,000                       4.8%            C$0.80 (4)       January   9,     C$11,250
                                                                                         2006
                           50,000(2)                    3.2%            C$0.38           September        C$1,000
                                                                                         5, 2006
                           150,000(3)                   9.5%            C$0.27           November  7,     C$24,000
                                                                                         2006
----------------------------------------------------------------------------------------------------------------

(1) Grant date value represents the difference between the exercise price and the fair market value of the shares underlying the options at the date of grant. The fair market value is the closing price of the Company's common stock as reported by the CDNX (in Canadian dollars) on the date of the option grant.

(2) Represents incentive stock options granted on September 5, 2001. The option shares vest and become exercisable 25% upon the date of grant and 25% each six months thereafter.

(3) Represents incentive stock options granted on November 7, 2001. The option shares vest and become exercisable 25% upon the date of grant and 25% each six months thereafter.

(4)      Repriced from C$0.80 to C$0.38 on September 5, 2001.

The following table sets forth certain information on option grants to the Directors in 2001:

                                                     Individual Grants
------------------------------------------------------------------------------------------------------------------
Name                       Number of Shares       Percentage of         Exercise         Expiration     Grant Date
                           Underlying             Total Options         Price Per        Date           Value (1)
                           Options Granted        Granted to            Share
                           Directors in
                           Fiscal Year
----------------------------------------------------------------------------------------------------------------
Theodore Tomasovich        50,000                       3.2%            C$0.80 (2)       January 9,       C$7,500
                                                                                         2006
                           50,000                       3.2%            C$0.38           September        C$1,000
                                                                                         5, 2006
----------------------------------------------------------------------------------------------------------------
James W. Ashcroft          200,000                      12.7%           C$0.38           September        C$4,000
                                                                                         5, 2006
----------------------------------------------------------------------------------------------------------------
David Fraser               50,000                       3.2%            C$0.80 (2)       January   9,     C$7,500
                                                                                         2006
                           50,000                       3.2%            C$0.38           September        C$1,000
                                                                                         5, 2006

----------------------------------------------------------------------------------------------------------------
Marc Oppenheimer           200,000                      12.7%           C$0.80 (2)       January   9,     C$30,000
                                                                                         2006
                           50,000                       3.2%            C$0.38           September        C$1,000
                                                                                         5, 2006
----------------------------------------------------------------------------------------------------------------
Luca Riccio                200,000                      12.7%           C$0.80 (2)       January   9,     C$30,000
                                                                                         2006
                           50,000                       3.2%            C$0.38           September        C$1,000
                                                                                         5, 2006
----------------------------------------------------------------------------------------------------------------

(1) Grant date value represents the difference between the exercise price and the fair market value of the shares underlying the options at the date of grant. The fair market value is the closing price of the Company's common stock as reported by the CDNX (in Canadian dollars) on the date of the option grant.

(2)      Repriced from C$0.80 to C$0.38 on September 5, 2001.

The following table summarizes option exercises and the value of unexercised stock options granted to the Named Executives as of December 31, 2001:

-----------------------------------------------------------------------------------------------------------------------
                                                                          Number of Shares         Value of Unexercised
                                                                             Underlying            In-the-Money Options
                                                                         Unexercised Options            at 12/31/01
                             Shares                                          at 12/31/01               (Exercisable/
                           Acquired on                                      (Exercisable/            Unexercisable)(2)
       Name                 Exercise            Value Realized(1)          Unexercisable)
-----------------------------------------------------------------------------------------------------------------------
John E. Andrews                 -                       -               100,000/300,000           C$27,500/C$82,500
-----------------------------------------------------------------------------------------------------------------------
Delbert W. Steiner              -                       -               731,250/168,750           C$191,000/C$49,500
-----------------------------------------------------------------------------------------------------------------------

(1) The Value Realized is the difference between the exercise price and the fair market value of the shares underlying the options. The fair market value is the closing price of the Company's common stock as reported by the CDNX (in Canadian dollars) on the date of exercise.

(2) The value of unexercised in-the-money options is the difference between the exercise price and the fair market value of the shares underlying the options. For purposes of determining the value of unexercised in-the-money options as of December 31, 2001, the fair market value is deemed to be C$.60, which the last closing price of the Company's common stock reported on the CDNX during December 2001.


Item 11.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the total-number of the Company's common shares and the percentage of such beneficially owned as of December 31, 2001 by the Directors and Officers, and with respect to shares owned by each person or group known by the Company to be the beneficial owner of more than 5% of the shares.

--------------------------------------------------------------------------------------------------------------------
      Name of Beneficial Owners                  Number of Shares Owned                 Percent of Class (**)
--------------------------------------------------------------------------------------------------------------------
John E. Andrews                                       120,000 (1)                                 *
Director, President and CEO
--------------------------------------------------------------------------------------------------------------------
Delbert W. Steiner                                    2,722,232(2)                              6.33%
Director
--------------------------------------------------------------------------------------------------------------------
Theodore Tomasovich                                  12,202,096 (3)                            28.37%
Director
--------------------------------------------------------------------------------------------------------------------
James Ashcroft                                         130,000(4)                                 *
Director
--------------------------------------------------------------------------------------------------------------------
Marc J. Oppenheimer                                    162,500(5)                                 *
Director
--------------------------------------------------------------------------------------------------------------------
Luca Riccio                                            167,500(6)                                 *
Director
--------------------------------------------------------------------------------------------------------------------
David K. Fraser                                        100,000(7)                                 *
Director
--------------------------------------------------------------------------------------------------------------------
Wilfried J. Struck                                     608,069(8)                               1.41%
Chief Operating Officer
--------------------------------------------------------------------------------------------------------------------
Diane R. Garrett                                       50,000(9)                                  *
VP, Corporate Development
--------------------------------------------------------------------------------------------------------------------
Kenneth A. Scott                                      314,098(10)                                 *
Chief Financial Officer
--------------------------------------------------------------------------------------------------------------------
Vanessa Bachman                                       133,000(11)                                 *
Corporate Secretary
--------------------------------------------------------------------------------------------------------------------
All Directors and Executive Officers                 16,686,490(12)                            38.80%
as a Group (11 Persons)
--------------------------------------------------------------------------------------------------------------------
Tomasovich Family Trust                              2,931,596(13)                              6.82%
--------------------------------------------------------------------------------------------------------------------
Stillwater Trust                                     8,743,000(14)                             20.33%
--------------------------------------------------------------------------------------------------------------------

*        Represents less than 1% of the Company's common stock.

** The percentage owned by each person includes shares owned and those purchasable within 60 days of the reporting date.

(1) Includes 100,000 shares, which may be issued upon exercise of vested options, 50,000 of which are exercisable at C$0.38 per share and 50,000 of which are exercisable at C$0.27 per share.

(2) Includes 731,250 shares, which may be issued upon exercise of vested options, 325,000 of which are exercisable at C$0.30 per share, 368,750 of which are exercisable at C$0.38 per share and 37,500 of which are exercisable at C$0.27 per share. Includes 152,500 shares, which may be issued upon exercise of share purchase warrants at C$1.60 per share.

(3) Includes indirect ownership of 2,931,596 shares owned by the Tomasovich Family Trust for which Mr. Tomasovich is the Trustee, indirect ownership of 8,743,000 shares owned by Stillwater Trust for which Mr. Tomasovich is a beneficiary, and indirect ownership of 39,000 shares owned within an IRA Trust. It also includes 152,500 shares, which may be issued upon exercise of warrants at C$1.60 per share, 286,000 shares, which may be issued upon exercise of vested options at C$0.30 per share and 50,000 shares, which may be issued upon exercise of vested options at C$0.38 per share. The Tomasovich Family Trust Agreement has a 21-year term to 2020 and Mr. Tomasovich is the sole Trustee and holds the full voting rights. The Stillwater Trust Agreement has an initial 3-year term and provision for subsequent three-year extensions and the trustee is the SWT Trustees Ltd. and holds the full voting rights.

(4) Includes 50,000 shares, which may be issued upon exercise of vested options at C$0.38 per share.

(5) Includes 162,500 shares, which may be issued upon exercise of vested options at C$0.38 per share.

(6) Includes 162,500 shares, which may be issued upon exercise of vested options at C$0.38 per share.

(7) Includes 100,000 shares, which may be issued upon exercise of vested options at C$0.38 per share.

(8) Includes 462,500 shares, which may be issued upon exercise of vested options, 325,000 of which are exercisable at C$0.30 per share, 50,000 of which are exercisable at C$0.37 per share and 87,500 of which are exercisable at C$0.38 per share.

(9) Includes 50,000 shares, which may be issued upon exercise of vested options at C$0.38 per share.

(10) Includes indirect ownership resulting from Mr. Scott being the beneficial owner of a holding company, which owns 276,674 shares and includes 12,500 shares issuable upon exercise of vested options, at C$0.38 per share.

(11) Includes 130,000 shares, which may be issued upon exercise of vested options, 15,000 of which are exercisable at C$0.26 per share, 50,000 of which are exercisable at C$0.30 per share, 15,000 of which are exercisable at C$0.37 per share and 50,000 of which are exercisable at C$0.38 per share.

(12) Includes 2,602,250shares issuable pursuant to options and warrants exercisable within 60 days of December 31, 2001. Includes all direct and indirect ownership by named executive officers and directors.

(13)     Theodore Tomasovich, director, is the Trustee of the Tomasovich Family
         Trust.

(14)     Theodore Tomasovich, director, is a beneficiary of the Stillwater
         Trust.


Item 12.  Certain Relationships and Related Transactions

Related Party Transactions

The Company has paid or accrued for payment the following amounts to related parties:

The Company paid salary of $77,500 to its Chief Operating Officer in fiscal 2001, $73,000 in 2000 and $72,000 in 1999.

The Company paid management fees of $188,521 to two companies controlled by directors of the Company during fiscal 2001. Both of these management contracts have been terminated by December 31, 2001. One of these companies, Crystallex International Corporation ("Crystallex"), was granted options to purchase up to 2,250,000 of our shares for a contract price of C$1.08 per share. Pursuant to the termination agreement the options may be exercised until November 15, 2002.

The Company has engaged Fraser & Co. as Canadian legal counsel since February 1, 2000. David Fraser is a partner in Fraser & Co. and has been a director for the Company since June 2000. Fees paid or accrued to Fraser & Co. during the December 2001 fiscal year amounted to $92,653 and $112,090 in 2000.

Global Settlement Agreement

By an agreement dated January 8, 2000, the Company reached a settlement with various parties to conclude numerous lawsuits, disagreements and contractual relationships. As a result, all actions in which the Company was named have been dismissed, with prejudice, at no cost to the company except for its direct legal, indemnity and other related costs.

The Company had agreed to indemnify its officers and directors in relationship to the settlement hearings, which were successful in concluding the various matters. Accordingly, the Company has allotted 252,000 common shares from treasury, which were issued upon receipt of regulatory approval to cover such indemnification. The deemed value of such allotment in the amount of $239,202 was accrued in the year ended December 31, 2000.


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

Material Contracts:

10.01 Tri-Party Lease with Purchase Option Agreement between Platinum Fox, Emerald Chimera and the Company dated July 16, 1999 (3)

10.02 Amendment dated March 30, 2001 to the Tri-Party Lease with Purchase Option Agreement between Platinum Fox, Emerald Chimera and the Company
         (5)

10.03 Montana PGM Venture - Joint Venture Agreement dated February 1, 2000 between the Company and Chrome Corporation of America (Chrome Corp. Property) (4)

10.04 Mouat Family Stillwater Complex Mineral Claims Revised Agreement dated May 1, 1999 between the Lessors to the 1996 Amended Extension Agreement and Chrome Corporation of America, Inc. (Chrome Lease - Chrome Corp. Property) (4)

10.05 August 5, 1996, Amended Extension Agreement to Lease Agreement dated August 5, 1988 between the Lessors to the 1988 Lease Agreement and Chrome Corporation of America, Inc. (Chrome Lease - Chrome Corp. Property) (4)

10.06 Extension letter dated July 23, 1993 1988 between various parties and Chrome Corporation of America, Inc (Chrome Lease - Chrome Corp. Property) (4)

10.07 Lease Agreement dated August 5, 1988 between various parties and Chrome Corporation of America, Inc. (Chrome Lease - Chrome Corp. Property) (4)

10.08 Stillwater Complex Basal Zone Lease Agreement dated January 18, 2000 between Mouat Nickel Mines Inc., William G. Mouat, individually and as Trustee, and Fort Stockton Investments, Inc. and Chrome Corporation of America (Nickel/Copper Lease - Chrome Corp. Property) (4)

10.09 Memorandum of Understanding between the Company and First Choice Industries Ltd. dated June 27, 2001 (6)

10.10 Stillwater West PGM Venture agreement dated November 1, 2001 between the Company and First Choice Industries Ltd.

10.11 Agreement to Assign Interest - Friday claims dated December 11, 1995 between Idaho Gold Corporation and the Company (Friday Property) (2)

10.12 Memorandum of Agreement between Idaho Gold Corporation and Idaho Consolidated Metals Corp. and Mineral Lease Agreement between Idaho Gold Corporation and Idaho Consolidated Metals Corp. dated July 9, 1996 (Friday Property) (3)

10.13 Amendment to Option Agreement dated September 5, 1997 between Arctic Fox, Idaho Consolidated Metals Corporation, Idaho Gold Corporation and Cyprus Gold Exploration Corporation (Friday Properties) (3)

10.14 Agreement to Assign Interest - Deadwood claims dated December 11, 1995 between Idaho Gold Corporation and the Company (The Deadwood Property)
         (2)

10.15 Memorandum of Agreement between Idaho Gold Corporation and Idaho Consolidated Metals Corp. and Agreement between Idaho Gold Corporation and Idaho Consolidated Metals Corp. (The Deadwood Property) dated July 9, 1996 (3)

10.16 First Amendment to Option Agreement dated September 5, 1997 between Arctic Fox, Idaho Consolidated Metals Corporation, Idaho Gold Corporation and Cyprus Gold Exploration Corporation
         (Orogrande/Deadwood) (3)

10.17 Agreement to Assign Interest - Buffalo Gulch claims dated December 11, 1995 between Idaho Gold Corporation and the Company (The Buffalo Gulch Property) (2)

10.18 Memorandum of Agreement between Idaho Gold Corporation and Idaho Consolidated Metals Corp. and Agreement between Idaho Gold Corporation and Idaho Consolidated Metals Corp. (The Buffalo Gulch Property) dated July 9, 1996 (3)

10.19 Global Settlement Agreement dated April 29, 1998 between the Company, Delbert Steiner, Ellie Steiner, Theodore J. Tomasovich, acting individually and as Trustee of the Tomasovich Family Trust and Joe Swisher, Barbara Swisher, Idaho Mining and Development Company and Silver Crystal Mines, Inc. (1)

10.20 Global Settlement Agreement dated January 8, 2000 between Thomas Gumprecht, Kirk White, Bonnie Witrak, Joe Swisher, Barbara Swisher, Idaho Mining and Development Company, Silver Crystal Mines, Inc., the Company, Delbert Steiner, Ellie Steiner, American Guarantee and Liability Insurance Company and Miriam M. Lee. (3)

10.21 Crystallex International Corporation - Management Services Agreement dated January 10, 2001 (5)

10.22 Termination Agreement between the Company and Crystallex International Corporation (7)

10.23    Letter of Understanding with Diane R. Garrett (6)

10.24    Incentive Stock Option Plan dated January 9, 2001 (5)

10.25    Form of Director Stock Option Agreement (3)

10.26    Form of Employee Stock Option Agreement (3)

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

(4) Incorporated by reference to the Annual Report on Form 10KSB for the year ended December 31, 2000 previously filed by the Company.

(5) Incorporated by reference to the Quarterly Report on Form 10QSB for the period ended March 31, 2001 previously filed by the Company.

(6) Incorporated by reference to the Quarterly Report on Form 10QSB for the period ended June 30, 2001 previously filed by the Company.

(7) Incorporated by reference to the Quarterly Report on Form 10QSB for the period ended September 30, 2001 previously filed by the Company.

(b)      Reports on Form 8-K:

         None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of April 2002.


                                           Idaho Consolidated Metals Corporation
                                                      (Registrant)

                                           By           "John Andrews"
                                                         John Andrews
                                                         President and
                                                         Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on 15th day of April 2002.

                                          Principal Executive Officer:


                                     By     "John Andrews"
                                            -----------------
                                            John Andrews
                                            President and
                                            Chief Executive Officer
                                            Principal Financial and
                                            Accounting Officer:


                                     By     "Kenneth A. Scott"
                                            -----------------
                                            Kenneth A. Scott
                                            Chief Financial Officer

John Andrews, pursuant to a power of attorney, which is being filed with this Annual Report on Form 10-K, has signed this report on the 15th day of April 2002, as attorney-in-fact for the following directors who constitute a majority of the board of directors.


 John Andrews                               James Ashcroft
 Delbert W. Steiner                         Marc J. Oppenheimer
 Theodore Tomasovich                        Luca M. Riccio


                                     By     "John Andrews"
                                            -----------------
                                            John Andrews
                                            Attorney-in-fact
                                            April 15, 2002
                                      77