Form 10QSB
period 2002-03-31
BEARTOOTH PLATINUM CORP
filed 2002-09-25
CIK 886183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR l5 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended March 31, 2002.

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from ________ to ________.

Commission File Number ______________________

                         BEARTOOTH PLATINUM CORPORATION
                (formerly Idaho Consolidated Metals Corporation)
        (Exact name of small business issuer as specified in its charter)

   Yukon Territory, Canada                              82-0465571
--------------------------------------------------------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                     Identification Number)

                          3rd Floor, 10190-152A Street
                                  Surrey, B.C.
                                 Canada V3R 1J7
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (604) 580-5907
--------------------------------------------------------------------------------
             (Issuer's telephone number, including area code) Idaho
                            Consolidated Metals Corp.
                              225 - 4299 Canada Way
                                  Burnaby, B.C.
                                 Canada V5G 1H3
--------------------------------------------------------------------------------
                 (Former name, former address and former fiscal
                       year, if changed since last report)

Indicate by check mark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes [_]             No [X]

        The number of shares of the issuer's Common Stock outstanding at August 31, 2002 was 44,046,930 common shares.

        Transitional Small Business Disclosure Format

        Yes [  ]             No [X]

                                TABLE OF CONTENTS
                                                                         Page

PART I - BUSINESS AND PROPERTY                                             3

PART II -- OTHER INFORMATION                                               3

Item 1.  Legal Proceedings                                                 3

Item 2.  Changes in Securities and Use of Proceeds                         3

Item 3.  Defaults Upon Senior Securities                                   5

Item 4.  Submission of Matters to a Vote of Security  Holders              5

Item 5.  Other Information                                                 5

Item 6.  Exhibits and Reports on Form 8-K                                  5

Signatures                                                                 6

Certifications                                                             7

                                     PART I

        The Company is not required to file this part pursuant to Rule 13a-13(c)(2) of the Securities Exchange Act of 1934.

                                     PART II

Item 1.        Legal Proceedings

       On June 3, 2002, we received 60 days notice of termination of the Stillwater West PGM Agreement from First Choice Industries, Ltd.

       On July 11, 2002 we commenced an action in the British Columbia Supreme Court against First Choice Industries Ltd. ("First Choice") under No. S023888, Vancouver Registry, by filing a Writ and Statement of Claim. These documents have been served on First Choice.

       The Statement of Claim references the Stillwater West PGM Agreement (the "Agreement") of November 1, 2001 between us and First Choice and the notice of termination of the Agreement provided by First Choice to us on June 3, 2002. The Statement of Claim does not contest the termination of the Agreement but does seek the specific performance of obligations owed to us by First Choice, which accrued prior to any termination and remain outstanding pursuant to the terms of the Agreement. Specifically we seek an order that First Choice pay to us $137,000 (U.S.) and issue 200,000 shares of First Choice's unrestricted, registered common stock to us in substitution for the shares provided to date, or, in the alternative, damages in lieu of specific performance and interest and costs. First Choice filed an Appearance on July 22, 2002 but has yet to file a Statement of Defense. The parties are currently conducting settlement negotiations.

Item 2. Changes in Securities and Use of Proceeds

        Sales of Unregistered Securities

        Options Granted

        None.

        Other sales

    During the quarter ended March 31, 2002, we issued 4,036,283 units of our common shares in a private placement. Each unit consists of one common share and one-half of one common share purchase warrant. The units were issued at C$0.35 per unit and the holder can acquire one additional common share for one full warrant and C$0.70 per share. The warrants expire on December 19, 2002. In connection with the private placement we issued 136,371 common shares as finders' fees and a cash finder fee of $6,615 (C$10,500). The net proceeds of the private placement were $886,316 (C$1,402,199). The issuance of these common shares was exempt from registration by virtue of Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

    In connection with this private placement we also issued a convertible debenture payable in the amount of $1,000,000 (C$1,587,000). The debenture bears interest at 6% per annum. We made our first draw on the convertible debenture during August 2002 and expect to continue to draw on the funds as we proceed with our 2002 exploration program. The debenture is convertible, at the option of the holder, into units of our common shares at C$0.35 per unit for a maximum number of units of 4,535,149 until December 10, 2002. Each unit consists of one common share and one-half of a common share purchase warrant. The holder can acquire one additional common share for one full warrant and C$0.70 per share until December 10, 2003. 2002. The holder of the debenture is a related party. The issuance of these common shares was exempt from registration by virtue of
Section 4(2) of the Securities Act.

    During the quarter ended March 31, 2002, we issued 1,763,669 units of our common shares in a private placement. Each unit consists of one common share and one-half of one common share purchase warrant. The units were issued at C$0.45 per unit and the holder can acquire one additional common share for one full warrant and C$0.70 per share. The warrants expire on January 3, 2003. In connection with the private placement we issued 148,942 common shares as finder's fee. The net proceeds of the private placement were $500,000 (C$793,651). The issuance of these common shares was exempt from registration by virtue of Regulation S under the Securities Act.

    During the quarter ended March 31, 2002, we issued 171,042 shares on exercise of options for proceeds of $112,842 (C$172,425). These common shares were issued pursuant to a Registration Statement on Form S-8 filed with the Securities and Exchange Commission on April 26, 2002 (SEC File No. 333-87030).


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

Item 4. Submission of Matters to a Vote of Security Holders

        None.

Item 5. Other Information

        Subsequent to March 31, 2002, we issued 125,000 of our common shares to settle a debt owing in the amount of $77,264 (C$123,065).

        Subsequent to March 31, 2002, we received regulatory approval to extend the expiry date on 305,000 share purchase warrants from April 25, 2002 to April 25, 2003 at C$1.60 per share.

        Subsequent to March 31, 2002, we granted 650,000 options to purchase shares of our common stock at C$0.71 per share and expiring on May 27, 2007. The issuance of options was exempt from registration by virtue of Section 4(2) of the Securities Act. The options for Directors vest as to 25% on the grant date, 25% after six months, 25% after twelve months and the balance after eighteen months, options for Officers vest as to 25% after six months, 25% after twelve months, 25% after eighteen months and the balance after twenty-four months.

        On July 24, 2002, we changed our name from "Idaho Consolidated Metals Corp." to "Beartooth Platinum Corporation".

Item 6.        Exhibits And Reports On Form 8-K [SB 601]

(a)     Exhibits

None.

(b)     During the quarter ended March 31, 2002 one report was filed on Form
        8-K.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       BEARTOOTH PLATINUM CORPORATION

        Date   September 24, 2002               By     "John Andrews"
                                                     ----------------
                                                       John Andrews
                                                       President and Chief
                                                       Executive Officer


        Date   September 24, 2002               By     "Kenneth A. Scott"
                                                     --------------------
                                                       Kenneth A. Scott
                                                       Chief Financial Officer

                                  CERTIFICATION

        I, John E. Andrews, certify that:

        1. I have reviewed this quarterly report on Form 10-QSB of Beartooth Platinum Corporation (formerly Idaho Consolidated Metals Corp.); and

        2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

        Date:  September 24, 2002

                                                   "John Andrews"
                                                   John E. Andrews
                                                   Chief Executive Officer

                                  CERTIFICATION

        I, Kenneth A. Scott, certify that:

        1. I have reviewed this quarterly report on Form 10-QSB of Beartooth Platinum Corporation (formerly Idaho Consolidated Metals Corp.); and

        2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

        Date:  September 24, 2002

                                                   "Kenneth A. Scott"
                                                   Kenneth A. Scott
                                                   Chief Financial Officer