Form 10QSB
period 2002-06-30
BEARTOOTH PLATINUM CORP
filed 2002-09-25
CIK 886183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR l5 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended June 30, 2002.

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from ________ to ________.

Commission File Number ______________________

                         BEARTOOTH PLATINUM CORPORATION
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

        Yes [_]             No [X]

                                TABLE OF CONTENTS
                                                                         Page

PART I - BUSINESS AND PROPERTY                                            3

PART II -- OTHER INFORMATION                                              3

Item 1.  Legal Proceedings                                                3

Item 2.  Changes in Securities and Use of Proceeds                        3

Item 3.  Defaults Upon Senior Securities                                  5

Item 4.  Submission of Matters to a Vote of Security Holders              5

Item 5.  Other Information                                                6

Item 6.  Exhibits and Reports on Form 8-K                                 6

Signatures                                                                6

Certifications                                                            7

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

Item 2. Changes in Securities and Use of Proceeds

        Sales of Unregistered Securities

        Options Granted

        During the quarter ended June 30, 2002, we granted 650,000 options to purchase shares of our common stock at C$0.71 per share and expiring on May 27, 2007. The issuance of options was exempt from registration by virtue of Section 4(2) of the Securities Act. The options for Directors vest as to 25% on the grant date, 25% after six months, 25% after twelve months and the balance after eighteen months, options for Officers vest as to 25% after six months, 25% after twelve months, 25% after eighteen months and the balance after twenty-four months.

        Other sales

        In connection with a private placement completed in the quarter ended March 31, 2002, we also issued a convertible debenture payable in the amount of $1,000,000 (C$1,587,000). The debenture bears interest at 6% per annum. We made our first draw on the convertible debenture during August 2002 and expect to continue to draw on the funds as we proceed with our 2002 exploration program. The debenture is convertible, at the option of the holder, into units of our common shares at C$0.35 per unit for a maximum number of units of 4,535,149 until December 10, 2002. Each unit consists of one common share and one-half of a common share purchase warrant. The holder can acquire one additional common share for one full warrant and C$0.70 per share until December 10, 2003. 2002. The holder of the debenture is a related party. The issuance of these common shares was exempt from registration by virtue of Section 4(2) of the Securities Act.

        During the quarter ended June 30, 2002, we issued 125,000 of our common shares to settle a debt owing in the amount of $77,264 (C$123,065). The settlement resulted in a gain on settlement of debt of $30,218, calculated using the closing price of our common shares at the date of the settlement. The gain is treated as ordinary income for Canadian generally accepted accounting principles and as an extraordinary item for U.S. generally accepted accounting principles. The issuance of these common shares was exempt from registration by virtue of Section 4(2) of the Securities Act.

        During the quarter ended June 30, 2002, we issued 475,000 common shares on exercise of options for proceeds of $113,864. These common shares were issued pursuant to a Registration Statement on Form S-8 filed with the Securities and Exchange Commission on April 26, 2002 (SEC File No. 333-87030).

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

Item 4. Submission of Matters to a Vote of Security Holders

        During the quarter ended June 30, 2002, the following matters were submitted to a vote of, and approved by, the security holders at the Company's annual general meeting held on May 27, 2002:

                                                                             Votes
                                                              Votes          Abstained or
                                                Votes For     Against        Withheld
------------------------------------------------------------------------------------------
To determine the number of directors at five.    6,354,544        500                -
------------------------------------------------------------------------------------------
To elect John E.  Andrews  as a  Director  for
the ensuing year.                                6,168,974         -           186,070
------------------------------------------------------------------------------------------
To elect James W.  Ashcroft as a Director  for
the ensuing year.                                6,168,974         -           186,070
------------------------------------------------------------------------------------------
To elect  Delbert W. Steiner as a Director for
the ensuing year.                                6,143,974         -           211,070
------------------------------------------------------------------------------------------
To elect  Theodore  Tomasovich  as a  Director
for the ensuing year.                            6,143,474         -           211,570
------------------------------------------------------------------------------------------
To elect  James D.  Clucas as a  Director  for
the ensuing year.                                6,168,974         -           186,070
------------------------------------------------------------------------------------------
To appoint PricewaterhouseCoopers, LLP as
auditors for the ensuing year and to authorize
the Directors of the Company to fix the
remuneration to be paid to the auditors.         6,351,544         -             3,500
------------------------------------------------------------------------------------------
To approve, by special resolution, the name
change of the Company from "Idaho Consolidated
Metals Corp." to "Beartooth Platinum
Corporation", or such other name as the
directors deem appropriate.                       6,202,344      152,700             -
------------------------------------------------------------------------------------------
To approve amendments to stock options
previously granted to Insiders of the Company.    2,250,851      387,570             -
------------------------------------------------------------------------------------------
To approve an amendment to the Company's stock
option plan to increase the number of unissued
shares authorized to be reserved for issuance
under the Plan from 6,586,422 to 8,709,386.       2,288,851      349,570             -
------------------------------------------------------------------------------------------

Item 5.        Other Information


        During the quarter ended June 30, 2002, we elected to terminate our Tri-Party Lease and Purchase Option dated July 16, 1999, covering 54 unpatented mining claims located in Sweetgrass County, Montana. Accordingly, we recorded a write-down of $549,764 for Canadian generally accepted accounting principles in the quarter. For U.S. purposes, these expenditures were expensed as incurred and accordingly no further write-down would occur in the quarter.

        On July 24, 2002, we changed our name from "Idaho Consolidated Metals Corp." to "Beartooth Platinum Corporation".

        On September 7, 2002, 244,118 share purchase warrants expired unexercised. The warrants allowed the holder to acquire a common share at C$1.25 per share.


Item 6. Exhibits And Reports On Form 8-K [SB 601]

(a)     Exhibits

        None.

(b)     Reports filed during the quarter ended June 30, 2002 on Form 8-K.

        None.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         BEARTOOTH PLATINUM CORPORATION


        Date   September 24, 2002                  By   "John Andrews"
                                                       ---------------
                                                        John Andrews
                                                        President and Chief
                                                        Executive Officer


        Date   September 24, 2002                  By   "Kenneth A. Scott"
                                                       -------------------
                                                        Kenneth A. Scott
                                                        Chief Financial Officer

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