Form 10QSB
period 2002-09-30
BEARTOOTH PLATINUM CORP
filed 2002-11-05
CIK 886183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR l5 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended September 30, 2002.

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

                          3rd Floor, 10190-152A Street
                                  Surrey, B.C.
                                 Canada V3R 1J7
 -------------------------------------------------------------------------------
                     (Address of principal executive offices) (Zip Code)

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

        Yes [X]       No [_]

The number of shares of the issuer's Common Stock outstanding at October 10, 2002 was 44,309,430 common shares.

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

                                     PART II

Item 1.        Legal Proceedings

    On July 11, 2002 we commenced an action in the British Columbia Supreme Court against First Choice Industries Ltd. ("First Choice") under No. S023888, Vancouver Registry, by filing a Writ and Statement of Claim. These documents have been served on First Choice. The Statement of Claim references the Stillwater West PGM Agreement (the "Agreement") of November 1, 2001 between us and First Choice and the notice of termination of the Agreement provided by First Choice to us on June 3, 2002. The Statement of Claim does not contest the termination of the Agreement but does seek the specific performance of obligations owed to us by First Choice, which accrued prior to any termination and remain outstanding pursuant to the terms of the Agreement. Specifically we seek an order that First Choice pay to us $137,000 (U.S.) and issue 200,000 shares of First Choice's unrestricted, registered common stock to us in substitution for the shares provided to date, or, in the alternative, damages in lieu of specific performance and interest and costs. First Choice filed an Appearance on July 22, 2002 but has yet to file a Statement of Defense. The parties held preliminary settlement negotiations and are currently assessing their positions.

Item 2.        Changes in Securities and Use of Proceeds

        Sales of Unregistered Securities

        Options Granted

    None.

        Other sales

    In connection with a private placement completed in the quarter ended March 31, 2002, we also issued a convertible debenture payable in the amount of $1,000,000 (C$1,587,000). The debenture bears interest at 6% per annum. During the quarter ended September 30, 2002 we made a draw in the amount of $250,000 on the convertible debenture and expect to continue to draw on the funds as we proceed with our exploration programs. The debenture is convertible, at the option of the holder, into units of our common shares at C$0.35 per unit for a maximum number of units of 4,535,149 until February 7, 2003. Each unit consists of one common share and one-half of a common share purchase warrant. The holder can acquire one additional common share for one full warrant and C$0.70 per share for two years from the date of conversion. The holder of the debenture is a related party. The issuance of these common shares will be exempt from registration by virtue of Section 4(2) of the Securities Act.

    During the quarter ended September 30, 2002, we issued 287,500 common shares on exercise of options for proceeds of $70,261. These common shares were issued pursuant to a Registration Statement on Form S-8 filed with the Securities and Exchange Commission on April 26, 2002 (SEC File No. 333-87030).

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

    On October 2, 2002, we drew a further $100,000 on the convertible debenture payable. The debenture is convertible, at the option of the holder, into units of our common shares at C$0.35 per unit for a maximum number of units of 4,535,149 until February 7, 2003. Each unit consists of one common share and one-half of a common share purchase warrant. The holder can acquire one additional common share for one full warrant and C$0.70 per share for two years from the date of conversion. The holder of the debenture is a related party. The issuance of these common shares will be exempt from registration by virtue of
Section 4(2) of the Securities Act.

Item 6.        Exhibits And Reports On Form 8-K [SB 601]

(a) Exhibits

None.

(b) During the quarter ended September 30, 2002 one report was filed on Form 8-K

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               BEARTOOTH PLATINUM CORPORATION

Date   October 25, 2002                    By            "John Andrews"
                                                  ---------------------
                                                         John Andrews
                                                         President and Chief
                                                         Executive Officer


Date   October 25, 2002                    By            "Kenneth A. Scott"
                                                  -------------------------
                                                         Kenneth A. Scott
                                                         Chief Financial Officer

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

        Date:  October 25, 2002

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

        Date:  October 25, 2002

                                                   "Kenneth A. Scott"
                                                   Kenneth A. Scott
                                                   Chief Financial Officer