Form 10KSB/A
period 2001-12-31
BEARTOOTH PLATINUM CORP
filed 2002-11-12
CIK 886183

                       UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          AMENDMENT NO.1 TO FORM 10-KSB

    |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
        ACT OF 1934

                   For the Fiscal Year Ended December 31, 2001

    |_|TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
        ACT OF 1934

                 For the Transition Period from to __________ to

                        Commission File Number __________

                         BEARTOOTH PLATINUM CORPORATION

                   (formerly IDAHO CONSOLIDATED METALS CORP.)
                 (Name of Small Business Issuer in its Charter)

    Yukon Territory, Canada                              82-0465571
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                         3rd Floor, 10190 - 152A Street
                            Surrey, British Columbia
             Canada V3R 1J7(Address of Principal Executive Offices)
                                 (604) 580-5907
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

                         Common Stock Without Par Value
                         ------------------------------
                                (Title of Class)

Check whether the issuer has (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2)
has been subject to filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB. |_|

State Issuer's revenue for the most recent fiscal year.    $0

The aggregate market value of the voting stock held by non-affiliates of the registrant at December 31, 2001 was C$15,271,216 (based on the closing sale price on the TSX Venture Exchange (formerly the Canadian Venture Exchange
("CDNX")) on December 31, 2001). This calculation does not reflect a determination that persons are affiliates for any other purposes.

At December 31, 2001, there were 37,165,623 common shares of the registrant's voting shares issued and outstanding.

Documents incorporated by reference:   None

Transitional Small Business Disclosure Format (check one):   Yes |_|    No |X|

                         BEARTOOTH PLATINUM CORPORATION

                   (formerly IDAHO CONSOLIDATED METALS CORP.)
                         Amendment No. 1 to Form 10-KSB
                   For the Fiscal Year Ended December 31, 2001

                                TABLE OF CONTENTS
                                                                         Page
PART I

ITEM 1.  DESCRIPTION OF BUSINESS                                           8
ITEM 2.  DESCRIPTION OF PROPERTY                                          11
ITEM 3.  LEGAL PROCEEDINGS                                                33
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY                      34

PART 11

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS         34
ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION        40
ITEM 6A. RISK FACTORS                                                     43
ITEM 7.  FINANCIAL STATEMENTS                                             49
ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE                            81

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
           PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT     81
ITEM 10.  EXECUTIVE COMPENSATION                                          84
ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT  87
ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                  89
ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K                                91
--------------------------------------------------------------------------------

                                    GLOSSARY

Adit                     An opening driven horizontally into the side of a
                         mountain or hill for providing access to a mineral
                         deposit.

Alteration               Any physical or chemical change in a rock or mineral
                         subsequent to its formation. Milder and more localized
                         than metamorphism.

Anomalous enrichment     Minerals or elements in soils or rocks in greater
or mineralization        concentration than is normally encountered in those
                         specific rock types.

Assay                    A chemical test performed on a sample of ores or
                         minerals to determine the amount of valuable metals
                         contained.

Base Metal               Any non-precious metal (e.g. copper, lead, zinc,
                         nickel, etc.).

Breccia                  A rock in which angular fragments are surrounded by a
                         mass of fine-grained minerals.

Conduits                 Zones that are more permeable than the surrounding rock
                         and allow the flow of water or solutions.

Country rocks            Non-mineralized rock adjacent to rocks containing
                         mineralization.

Cretaceous-Tertiary      Rocks of granitic composition that are Cretaceous or
granitic rocks           Tertiary in age. Development Work carried out for the
                         purpose of opening up a mineral deposit and making the
                         extraction of ore possible.

Dip                      The angle at which a vein, structure or rock bed is
                         inclined from the horizontal as measured at right
                         angles to the strike.

Disseminated             Ore Ore carrying small particles of valuable minerals
                         spread more or less uniformly through the host rock.

Drill-Indicated          The size and quality of a potential ore-body as
Reserves                 suggested by widely spaced drill holes; more work is
                         required before reserves can be classified as probable
                         or proven.

Dykes                    A tabular body of igneous rock that cuts across the
                         structure of adjacent rocks or cuts massive rocks.

Exploration              Work involved in searching for ore, usually by drilling
                         or driving a drift.

Ferromagnesian           Containing iron and magnesium.

Gneisses                 A coarse-grained rock in which bands rich in granular
                         materials alternate with bands in which schistose
                         minerals predominate.

Grade                    The average assay of a ton of ore, reflecting metal
                         content.

Hematite                 An oxide mineral rich in iron.

Host                     Rock The rock surrounding an ore deposit.

Intrusive                A body of igneous rock formed by the consolidation of
                         magma intruded into other rocks, in contrast to lava,
                         which is extruded upon the surface.

Igneous                  Formed by solidification from a molten or partially
                         molten state.

Lens                     Generally used to describe a body of ore that is thick
                         in the middle and tapers towards the ends.

Limontitic               A group of brown amorphous naturally occurring hydrous
                         iron rich oxides.

Lode                     A mineral deposit in solid rock.

Mafic rocks              Rocks rich in Iron or magnesium silicates.

Metamorphic rocks        Rocks, which have undergone a change in texture
                         or composition as the result of heat and/or pressure.

Mill                     A processing plant that produces a concentrate of the
                         valuable minerals or metals contained in an ore. The
                         concentrate must then be treated in some other type of
                         plant, such as a smelter, to affect recovery of the
                         pure metal.

Mineable                 Reserves Ore reserves that are known to be extractable
                         using a given mining plan.

Mineral                  A naturally occurring homogeneous substance having
                         definite physical properties and chemical composition
                         and, if formed under favourable conditions, a definite
                         crystal form.

Mineralized Material     A mineralized body which has been delineated by
or Deposit               appropriate drilling and/or underground sampling to
                         support a sufficient tonnage and average grade of
                         metal(s). Under SEC standards, such a deposit does not
                         qualify as a reserve until a comprehensive evaluation,
                         based upon unit cost, grade, recoveries, and other
                         factors, conclude economic feasibility.

Net Profit Interest      A portion of the profit remaining after all charges,
                         including taxes and bookkeeping charges (such as
                         depreciation) have been deducted.

Net Smelter Return       A share of the net revenues generated from the sale of
                         metal produced by a mine.

Ore                      Material that can be mined and processed at a profit.

Participating Interest   An interest in a mine, which entitles the
                         holder to a certain percentage of profits in return for
                         putting up an equal percentage of the capital cost of
                         the project.

Patent                   The ultimate stage of holding a mineral claim in the
                         United States, after which no more assessment work or
                         claim rental fees are necessary because all mineral
                         rights have been earned.

Patented Mining Claim    A parcel of land originally located on federal lands as
                         an unpatented mining claim under the General Mining
                         Law, the title of which has been conveyed from the
                         federal government to a private party pursuant to the
                         patenting requirements of the General Mining Law.

Porphyry                 Any igneous rock in which relatively large crystals,
                         called phenocrysts, are set in a fine-grained
                         groundmass. Precambrian The oldest, most stable regions
                         of the Earth's crust, the largest of which is the
                         Canadian Shield.

Prospect                 A mining property, the value of which has not been
                         determined by exploration.

Probable Reserves        Reserves for which quantity and grade and/or
                         quality are computed from information similar to that
                         used for proven (measured) reserves, but the sites for
                         inspection, sampling and measurement are farther apart
                         or are otherwise less adequately spaced. The degree of
                         assurance, although lower than that for proven
                         (measured) reserves, is high enough to assume
                         continuity between points of observation.

Proven (Measured)        Reserves for which, quantity and grade are computed
Reserves                 from dimensions revealed in trenched outcrops ,
                         workings or drill holes;and sampling and measurement
                         are spaced so closely and the geologic character is so
                         well defined that size, shape, depth and mineral
                         content of reserves are well established.

Reclamation              The restoration of a site after mining or exploration
                         activity is completed.

Reserves                 That part of a mineral deposit, which could be
                         economically and legally extracted or produced at the
                         time of the reserve determination.

Royalty                  An amount of money paid at regular intervals by the
                         lessee or operator of an exploration or mining property
                         to the owner of the ground. Generally based on a
                         certain amount per ton or a percentage of the total
                         production or profits. Also, the fee paid for the right
                         to use a patented process.

Sample                   A small portion of rock or a mineral deposit, taken so
                         that the metal content can be determined by assaying.

Schists                  A medium or coarse-grained metamorphic rock with
                         subparallel orientation of the micaceous minerals,
                         which dominate its composition.

Sericite                 A fine-grained variety of mica occurring in small
                         scales, especially in schists.

Shear or Shearing        The deformation of rocks by lateral movement along
                         innumerable parallel planes, generally resulting from
                         pressure and producing such metamorphic structures as
                         cleavage and schistosity.

Siliceous                Containing abundant quartz or silica.

Silicate                 A compound whose crystal structure contains Si-O
                         tetrahedral either isolated or joined together through
                         one or more of the oxygen atoms.

Sills                    An intrusive body of approximately uniform thickness
                         and relatively thin compared to its lateral extent,
                         which has been emplaced parallel to the bedding or
                         schistosity of intruded rocks.

Stratigraphy             The description of bedded rock sequences; used loosely,
                         the sequence of bedded rocks in a particular area.

Strike                   The direction, or bearing from true north, of a vein or
                         rock formation measured on a horizontal surface.

Sulfide                  A compound of sulfur and some other element.

Trend                    The direction, in the horizontal plane, of a linear
                         geological feature (for example, an ore zone), measured
                         from true north.

Ultramafic rocks         Igneous rocks containing less than 45% silica and
                         composed of ferromagnesian silicates, metallic oxides
                         and sulfides.

Unpatented Mining        A parcel of property located on federal lands pursuant
Claim                    to the General Mining Law and the requirements of the
                         state in which the unpatented claim is located, the
                         paramount title of which remains with the federal
                         government. The holder of a valid, unpatented
                         lode-mining claim is granted certain rights including
                         the right to explore and mine such claim under the
                         General Mining Law.

Vein                     A mineralized zone having a more or less regular
                         development in length, width and depth, which clearly
                         separates it from neighbouring rock.

Waste                    Barren rock in a mine, or mineralized material that is
                         too low in grade to be mined and milled at a profit.

                                     PART 1

                                  ITEMS 1 AND 2
                             BUSINESS AND PROPERTIES

Forward Looking Statements

Section 21E of the Securities Exchange Act of 1934 provides a "safe harbour" for forward-looking statements. This document contains "forward-looking" statements that involve risks and uncertainties. Forward-looking statements include statements about our expectations concerning future exploration activities, statements about future business plans and strategies, and most other statements that are not historical in nature. Because forward-looking statements involve risks and uncertainties, there are factors, including those discussed in the section of this document titled "Risk Factors", that could cause actual results to be materially different from any future results, performance or achievements expressed or implied. Accordingly, readers should not place undue reliance on forward-looking statements. We undertake no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

General Business Description

We are an exploration mining company, primarily engaged in the acquisition, and exploration of precious metals properties. We are an exploration stage company and there is no assurance that a commercially viable mineral deposit or reserve exists in any of our properties until further geological work is done and a final evaluation based upon the results obtained conclude economic and legal feasibility. The principal precious metals targeted by us are Platinum group metals. From 1988 to 1996 we purchased, staked and leased gold claims in Idaho.
Beginning in 1998, we shifted our focus to claim acquisitions and exploration for Platinum group metals ("PGMs") on the Stillwater Complex located in the
Park, Sweetgrass and Stillwater Counties, Montana, by staking unpatented claims, and by obtaining leasehold interests in and/or options to purchase and explore certain patented and unpatented claims located therein.

We have, subsequent to December 31, 2001, sold all of our gold properties, subject to regulatory approval currently being sought by the acquirer. We are actively exploring our Platinum group claims in Park County, Sweetgrass County and Stillwater County, Montana. Accordingly, our current principal business does not include further acquisition or exploration of our gold claims. (See Gold
Properties Description below).

At the end of 2001, we had no proven or probable reserves in any of our claims.
However, the area consisting of our Montana claims indicate anomalous enrichment in the platinum group elements and we will conduct drilling, sampling, trenching, assaying, geological and geophysical programs during the year 2002.
We will follow-up on results obtained during the 2001 exploration program during the 2002 exploration field season.

Our basic strategy will be to concentrate our efforts on the claims, which are wholly-owned by us and specifically on areas identified in the 2001 exploration program. Based on the 2001 results, we have prioritized our targets and our 2002 and subsequent programs will concentrate on the higher priority areas. We will seek through option, joint venture or other forms of exploration agreements with third parties the lower priority areas in order to allow us to concentrate our funds on the higher priority targets. Lower priority claims, which cannot be optioned-out or joint-ventured may be dropped.

There is no assurance that the areas considered as favorable mineralized targets within our claims, which have been selected based upon preliminary geophysical results, contain commercially viable mineral deposits until close systematic drilling and/or sampling and in depth results are evaluated and conclude economic feasibility.

We face many risks and difficulties in the course of achieving our strategy including the access to sufficient capital to complete our future exploration plans and to fund general and administrative costs. We also have not generated any revenues from operations to date and do not expect any revenues in the foreseeable future.

Our December 31, 2001 financial statements contain in Note 1 the following description related to our ability to continue as a going concern: "These consolidated financial statements have been prepared assuming the Company will continue as a going concern and be able to realize assets and liquidate liabilities in the normal course of business. Since its inception, the Company has incurred significant losses during the exploration stage and at December 31,
2001 has a net working capital deficiency of approximately $624,000. These factors, along with the uncertainties regarding the Company's ability to obtain necessary financing to develop its properties and to successfully develop economic ore reserves on these properties and realize profitable production levels or proceeds from their disposition, raise substantial doubt about the
Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. Management of the Company continues to seek additional sources of financing to fund its ongoing capital needs and mitigate its working capital deficiency. The Company is presently considering additional funding sources including the sale of its common stock. Additionally, the Company is seeking additional joint venture partners to assist in the exploration and development of certain of its other properties. There can be no assurance that the Company will be successful in obtaining additional funds or in locating suitable joint venture partners to assist in the exploration and development of its mineral properties."

Further our auditors in their opinion dated February 22, 2002 added the following comments for U.S. Readers on Canada - U.S. Reporting Conflict: "In the
United States, reporting standards for auditors require the addition of an explanatory paragraph (following the opinion paragraph) when the financial statements are affected by significant conditions and events that cast substantial doubt on the company's ability to continue as a going concern, such as those described in Note 1 to the consolidated financial statements. Our report to the shareholders dated February 22, 2002 (except for note 11, which is at March 7, 2002) is expressed in accordance with Canadian reporting standards which do not permit a reference to such events and conditions in the auditors'
report when these are adequately disclosed in the financial statements."

For a further discussion of the risks associated with our business, please see
"Risk Factors" below.

The Stillwater Complex contains five stratigraphic layers that appear to host layers or reefs that contain anomalous platinum group metal values. Our claims possess anomalous mineralization (platinum, palladium, nickel and copper) hosted in horizons or layers, that are encountered and labeled from south to north as follows: the Basal Series, the A and B Chromites (hosted in the Ultramafic series), the Stillwater-Rose-Volatile Enrichment Zone (the "VEZ", located at the contact between the Ultramafic Series and the Lower Member of the Banded
Series), the transverse faults (which cut across the Basal Zone and Ultramafic
Series), and the Picket Pin Zone (located at the contact between the Middle and
Upper Member's of the Banded Series).

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

For a discussion of the risks associated with our business, please see "Item 6A
- Risk Factors".

All funds are reported in U.S. dollars unless otherwise specified. Canadian funds are designated by "CDN".

History

        We were incorporated by registration of our memorandum and articles under the laws of the Province of British Columbia on September 15, 1988 under the name "Consolidated Idaho Platinum Resources Inc." We subsequently changed our name from "Consolidated Idaho Platinum Resources Inc." to "Idaho
Consolidated Metals Corp." effective as of June 30, 1989. We changed our domicile in Canada from British Columbia to the Yukon as of August 2, 2001. We changed our name to Beartooth Platinum Corporation on July 24, 2002.

        Our head and principal office is located at 3rd Floor, 10190 - 152A
Street, Surrey B.C., Canada V3R 1J7 (formerly at Suite 225 - 4299 Canada Way,
B.C., Canada V5G 1H3) and our exploration office is located at 102 - Two Willow
Lane, Red Lodge, MT 59068, USA.

        We have a wholly owned subsidiary, Idaho Consolidated Metals
International, Ltd., incorporated under the laws of the British Virgin Islands on July 17, 1996. The registered and records office is located at Craigmuir
Chambers, P.O. Box 71 Road Town, Tortola, British Virgin Islands. Idaho
Consolidated Metals International, Ltd. has never operated any business.

Description of Property Interests

                        Platinum Group Metals Properties

Our Platinum group metals or "PGM" claims lie within or around the Stillwater
Complex. The Stillwater Complex is located in the Beartooth Mountains in south central Montana. The Stillwater Complex is situated along the northern edge of the Beartooth Plateau, which rises to elevations of over 10,000 feet. The
Beartooth Plateau is deeply incised by multiple rivers and their tributaries, including the Stillwater River, which is located towards the eastern end of the
Complex and the Boulder River, which is near the western end of the Complex.
Both of these rivers eroded their valley floor, resulting in deep valleys that cut into the gently undulating Beartooth Plateau.

                                       10

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
Erosion has caused the Stillwater Complex to be visible as a lens-shaped body of rocks that is approximately 28 miles long in a northwest to southeast direction and up to 5 miles wide in a northeast to southwest direction. The oldest layers exposed are located on the south-end of the Complex and as one moves northerly
(stratigraphically upsection) the rock units get progressively younger.

Our claims possess anomalous mineralization (platinum, palladium, nickel and copper) hosted in horizons or layers, that are encountered and labeled from south to north as follows: the Basal Series, the A and B Chromites (hosted in the Ultramafic series), the Stillwater-Rose-Volatile Enrichment Zone (the "VEZ",
located at the contact between the Ultramafic Series and the Lower Member of the
Banded Series), the transverse faults (which cut across the Basal Zone and
Ultramafic Series), and the Picket Pin Zone (located at the contact between the
Middle and Upper Member's of the Banded Series). The Platinum group metals, which consist primarily of Palladium, Platinum and a minor amount of Rhodium, are known to be richly concentrated in several horizons. However, anomalous
Platinum group metal mineralization and small amounts of nickel, copper, silver and gold have been observed in most of the other mineralized layers comprising the Stillwater Complex.

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

Beginning in 1999, we staked 758 unpatented claims and entered into a Tri-Party
Lease and Purchase Option Agreement with Platinum Fox, LLC and Emerald Chimera,
LLC, for an additional 54 unpatented claims (the "Platinum Fox Lease"). We also continued with our land acquisition program in 2000 by staking another 912 claims on approximately 18,000 acres and entering into a Joint Venture with
Chrome Corporation of America ("Chrome Corp.") for 102 additional unpatented claims, 32 patented claims and 21 unpatented claims upon which a patent application has been filed, all of which are contiguous to our existing land holdings in Montana.

During 2001, we staked an additional 123 claims on approximately 2,500 acres, which are contiguous to our existing land holdings in Montana. As at December
31, 2001, we had a total of 2,002 separate but generally contiguous PGM mining claims extending over approximately 34,500 acres of federal land.

Our claims run the length of the complex and are divided into 10 properties which are often contiguous and are designated by geographical area listed from west to east as follows: Picket Pin Property, Blakely Creek Property, Chrome
Mountain Property (we did not renew the Platinum Fox lease portion in fiscal
2002), Iron Mountain Property, Crescent Creek Property, Bluebird Property,
Mountain View Property, Blitz Property (formerly the Nye Basin Property), Black
Butte Property and the East Millsite Property. We have also staked the
Stillwater West property, which is under a joint venture agreement to to First
Choice Industries, Ltd., until 60 days notice of termination was received by us on June 3, 2002.
                                       11

The claims that comprise these properties cover several prospective horizons and ongoing exploration is required to determine the location and quantity (if any)
of mineralization on the properties. The properties are contiguous with each other in a number of cases and are separated into distinct properties for ease of permitting and access.

The properties are listed below from west to east:

Picket Pin Zone

We hold 703 unpatented claims ("Picket Pin Claims"), covering approximately
12,000 acres. The Picket Pin Claims are located along the stratigraphic subdivisions between the Middle Banded series and the Upper Banded series of the
Stillwater Complex, over a 12 mile strike length. The Picket Pin Claims are contiguous and span from Picket Pin Creek on the east-end of the Picket Pin Zone to Contact Creek, 1.5 miles west of the Boulder River.

We have yet to conduct any substantial drilling or assay programs on the Picket
Pin Claims, and therefore, there are no Probable or Proven Reserves. We plan to conduct drilling, assaying, trenching, geological and geophysical programs to determine whether our claims possess economic mineralization in Platinum group metals.

During 2001, we split the Picket Pin Claim block into 3 blocks referred to as the (from West to East) Stillwater West, Picket Pin West, and Picket Pin East.
The western most block (Stillwater West) consisting of 215 claims has been Joint
Ventured to a public company (First Choice Industries), which is obligated to conduct exploration on the property, as well as issue shares and a payment to us to earn a 40% interest in the property (additional details are given in the section entitled Stillwater West Property). The Picket Pin West property consists of 316 claims and the Picket Pin East property consists of 387 claims and both blocks are currently undergoing review to develop the best approach for ongoing exploration.

Blakely Creek Property

We staked 56 unpatented claims between the Boulder River and Chrome Mountain to the east, covering approximately 960 acres. The Blakely Creek claims are contiguous with the Chrome Mountain property to the east.

The project area contains indications of several promising styles of mineralization. Based on review of previous geologic investigations and studies, the area also appears to have some structural complexities consisting of transverse faults with lateral offsets as well as thrust faults that have shifted the mineral horizon. The transverse faults developed during the late stages of crystallization and formation of the layers that comprise the
Stillwater Complex. These faults are significant for two reasons. Firstly, the faults displace the horizons of known mineralization either north or south.
Secondly, the faults acted as conduits for late stage mineralizing fluids which formed the VEZ horizon. Interpetation of the airbourne geophysical program conducted during 2000 indicated the presence of a high magnitude geophysical conductor trending through this claim block. The position of the conductor coorelates with the position of the Basal Zone, which commonly hosts nickel and copper enriched sulfides. The geologic interpetation is complicated by the presense of the transverse and thrust faults, but the older metamophic rocks mapped on the surface, are interpeted to be a thin thrust layer over Stillwater
Complex rocks.

We plan to conduct drilling, assaying, trenching, geological and geophysical programs along the various horizons to discern the amount of enrichment of
Platinum group metals in the "A" & "B" chromites as well as better defining the extent of copper and nickel and the amount of PGM's associated with these mineralized materials.
                                       12

Chrome Mountain Property

We have staked 167 unpatented claims on Chrome Mountain and have obtained a leasehold interest in 54 additional claims pursuant to the Lease (discussed below). On May 3, 2002, we gave notice to the lessors that we would not be making the required cumulative property expenditures of $210,000 by June 10,
2002. On July 19, 2002, we did not renew the lease and the agreement was terminated. In total, the staked claims and leased claims cover approximately
3,800 acres.We conducted exploration on the Pine Claim, which is located within the Chrome Mountain area, and identified a number of parallel bands of chromite.
These bands of chromite are known as the "A" and "B" Chromites, which bear similarities to Chromites found in South Africa.

We then conducted a mapping and surface grab sampling program on the "A" and "B"
Chromite horizons on the Pine Claim, which returned 11 samples ranging from anomalous to high-grade. A few of these samples indicated a Palladium to
Platinum ratio near 4:1.

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

We sampled rocks in Blakely Creek in August 1999. Several of the samples returned with anomalous assays. Three samples contained a combined Platinum,
Palladium and Rhodium value between 0.269 and 0.962 ounces per ton. During 2001, we conducted follow-up exploration 2 miles east of Chrome Mountain near Lost
Mountain. This work consisted of mapping and sampling, sample soil grid and ground geophysics to deliniate the source of a prominate geophysical conductor interpeted during the 2000 airbourne geophysical program. This conductor is generally located near the contact between the Ultramafic Horizon and the Lower
Member of the Banded Series. On strike and 2000 feet east of our property, this conductive zone is associated with a graphitic zone that is enriched in Platinum and Palladium. Historic exploration by another company returned results as high as 0.85 ounce per ton over 10.8 feet in a trench. Similar results were also obtained from adjacent trenches and drillholes from this area called the "Coors
602" or "Coors Swamp" areas. Due to the length and magnitude of this area, we are calling this conductive horizon the "VEZ" or Volatile Enriched Zone.

We are currently assessing the geologic information and preparing the 2002 exploration plan. We have permits to drill 10 sites in this area on the VEZ conductor.
                                       13

        Platinum Fox Lease

We were granted the rights to explore and develop 54 leased claims on Chrome
Mountain pursuant to the terms of the Platinum Fox Lease, between three parties:
(1) Platinum Fox, LLC, as Lessor; (2) Emerald Chimera, LLC, the current tenant;
and (3) us, as the subtenant.

The Platinum Fox Lease was granted for a term of five years, consisting of 5 successive one-year renewable terms. All lease renewals were subject to an independent geological evaluation with a recommendation of continued work on the claims acceptable to the TSX Venture Exchange.

We were responsible for the payment of all assessments, permits, taxes and BLM fees required to maintain the leased claims in good standing, the payment of which was credited to the annual minimum exploration expenditures set forth below. In addition, we were to make cash payments, stock grants and exploration expenditures over the five-year period of the lease, assuming renewal of the lease in each year, as follows:

         Cash                                                         Cumulative Minimum
Year     Payment                 Stock Grant                          Exploration Expenditures
----------------------------------------------------------------------------------------------
1999     $19,500        150,000 common shares upon execution of       $0
                        Lease (issued during fiscal 2000)
----------------------------------------------------------------------------------------------
2000     $0             200,000 common shares upon renewal of Lease   $50,000 (Completed)
                        (issued during fiscal 2000)
----------------------------------------------------------------------------------------------
2001     $0             200,000  common shares upon renewal of Lease  $120,000 (Completed)
                        (issued during fiscal 2001)
----------------------------------------------------------------------------------------------
2002     $0             375,000 common shares upon renewal of Lease   $210,000 (Not completed)
----------------------------------------------------------------------------------------------
2003     $0             575,000 common shares upon renewal of Lease   $210,000
----------------------------------------------------------------------------------------------

The stock grants were due by July 16 in each year of the lease. The 2002 stock grant was conditional upon an independent geological evaluation including the commission of a feasibility study based on a drill indicated resource. Should the exploration not have reached the stage to commence the feasibility study, but the independent geological evaluation recommends continued exploration, then no stock grants were to be paid until the feasibility study was commenced.

The minimum exploration expenditures are cumulative and must be completed by
June 10 of each year of the lease.
                                       14

Through December 31, 2001, approximately $503,000 had been expended on the property including the acquisition cash payments of $22,000 and the issuance of
550,000 common shares during fiscal 2000 and 2001, as required for the years
1999 through 2001, at a deemed price of $350,925, upon receipt of the required regulatory approvals from the CDNX. The remaining expenses, within the $503,000 total, included staking and filing costs of approximately $18,300 and $131,700 expended on geological, geophysical, assaying and survey costs for a total of approximately $150,000 expended on qualifying exploration expenditures under the
Platinum Fox Lease. Subsequent to December 31, 2001 we incurred only minimal additional expenditures on the property and consequently we did not make the required cumulative property expenditures by June 10, 2002. Accordingly, we have subsequently written-off the accumulated capitalized acquisition costs of approximately $391,000 and exploration costs of approximately $177,000 in the second quarter of 2002.

Under the terms of the Platinum Fox Lease agreement, we had the right to extend the lease for five additional one-year terms, beyond the initial term of the lease, by paying a one-time cash payment of $50,000 and incurring an additional
$250,000 per year in exploration expenditures. Platinum Fox had the right to convert the $50,000 cash payment into our common shares at a deemed price equal to 85% of the average closing price of our common shares on the TSX Venture
Exchange for the ten trading days prior to the date we were to deliver the cash payment.

Under the Platinum Fox Lease, we were granted an option to purchase, at any time, the claims for $5,000,000. If exercised, we were also required to pay
Platinum Fox a net smelter return royalty of 0.25% with respect to ore mined from the leased claims. However, if we located or discovered ore or product on other claims in which Platinum Fox would have an interest due to its apex or lateral rights, Platinum Fox would have received, as additional consideration, a
3% net smelter return on such ore or product. Under the Platinum Fox Lease we were required to exercise our purchase option if we placed any of the claims into commercial production.

If we had exercised our option to purchase, as additional consideration for the termination of Emerald Chimera's leasehold interest in the leased claims, we would have been required to issue Emerald Chimera a non-transferable common share purchase warrant for that number of shares equal to 110% of the number of shares that would have been issued in connection with all of the unexercised lease renewals set forth in the table above. The warrants would have had an exercise term of 5 years and would have been priced equal to the average trading price for the 10 days prior to the closing of the purchase of the leased claims.

Under the Platinum Fox Lease, Platinum Fox has the right to forego being bought out by us by electing to participate directly in the exploration of the claims by paying a portion of the exploration costs and expenses. However, Platinum
Fox's interest shall not exceed 40% of the total. Platinum Fox's election to forego being bought out by us and obtain up to a 40% interest in the claims would have been contingent upon the parties entering into a joint development agreement.

The Area of Interest provision of the Lease provided that, if any of the parties stake additional mining claims within a one-mile radius of the Platinum Fox
Claims, such claims shall be deemed to be included as part of the Platinum Fox
Claims for the purpose of the Lease and calculation of net smelter royalties.
Apart from the 70 claims described above, all other staked claims owned by us in the Area of Interest, were staked prior to entering the Platinum Fox Lease. In addition, this Area of Interest provision does not apply to claims held or acquired through a joint venture, where a joint venture participant other than our contributed claims.

Under the terms of the agreement, we had the right to terminate the agreement at anytime upon thirty days written notice and the right to not renew the lease. We believe that we have given proper notice of termination.

An amendment to the Platinum Fox Lease, dated March 20, 2001, was executed by us, Platinum Fox and Emerald Chimera, which would have amended the term of the lease from 5 successive one-year renewable terms to a straight five-year term.
The amendment would have also revised the terms of the consideration payable by us in connection with the lease. The enforceability of the amendment is subject to dispute.
                                       15

On May 3, 2002, we gave notice to the lessors that we would not be making the required cumulative property expenditures of $210,000 by June 10, 2002. On July
16, 2002, we did not renew the lease and the agreement was terminated. We have received a notice from counsel to the lessors dated September 27, 2002, that it is the lessors' position that we are in default of certain terms of the lease and that the lessor will be invoking the dispute resolution provisions under the lease.

Iron Mountain Property

We have staked 237 unpatented claims on Iron Mountain. In total, these various claims cover approximately 4,000 acres. The claims cover the geological features known as the Upper Banded and Lower Banded series, the Ultra-Mafic unit and the
Basal Zone. The VEZ horizon is located at the contact between the Banded Series and the Ultra-Mafic series. The nickel and copper sulfide mineralization is hosted in the Basal zone.

These Iron Mountain Claims are contiguous with 17 claims controlled under a
Joint Venture agreement with Chrome Corp. of America described within the
Crescent Creek Property.

The project area has indications of several promising styles of mineralization.
Based on review of previous geologic investigations and studies, the area appears to have some structural complexities consisting of transverse faults with lateral offsets as well as thrust faults that have shifted the mineral horizon. The transverse faults developed during the late stages of crystallization and formation of the layers that comprise the Stillwater
Complex. These faults are significant for two reasons. Firstly, the faults displace the horizons of known mineralization either north or south. Secondly, the faults acted as conduits for late stage mineralizing fluids which formed the
VEZ horizon. The thrust faults represent a different style of faulting that is younger in age. These faults tend to be flatter and are parallel to the layering in the rock, which leads to repetition of the rocks and the mineralized horizons. The "G" & "H" chromite horizons located between the VEZ horizon and the "A"& "B" chromites are also in this area and have not been systematically explored, although they may be an important source of Chromium. There are significant Platinum and Palladium assays associated with the "A" & "B"
chromites along the length of the complex. The Basal Zone is host to nickel and copper mineralization. The airborne geophysics were effective at detecting the sulfide mineralization associated with this horizon and has traced the zone of mineralization for several miles.

Sampling on the Iron Creek claims has located a Platinum and Palladium rich horizon associated with the "A" & "B" chromites. Several samples were greater than 0.3 ounces per ton and one sample assayed 3.0 ounces per ton.

Drilling during the 2001 field season, near Iron Creek, was successful in determining the existence of transverse faults. Several of the drillholes intersected a Troctolite-Anorthosite zone interpeted to be the TAZ 1. We are reviewing the geologic information and developing a plan for the 2002 exploration season. There are 2 additional, fully permitted, drill sites in the
Iron Creek area that are availible for additional drilling.

The 2002 exploration plan will likely incorporate drilling, assaying, trenching, geological and geophysical programs along the various horizons to discern the amount of enrichment of Platinum group metals in the VEZ and "A" & "B" chromites as well as better defining the extent of copper and nickel resources and the amount of PGM's associated with these resources. During 2001, additional permits have been received from the Custer National Forest District office located in
Red Lodge, Montana for an additional 13 drill sites along the various target horizons. Several holes can be drilled from each site.

                                       16

Crescent Creek Property

The 17 claims are located southeast of Iron Mountain and are directly south and contiguous with the Iron Creek Property Claims. These 17 claims are controlled under a Joint Venture agreement with Chrome Corp. In total, these claims cover approximately 300 acres.

Subsequent to December 31, 2001, we gave 60-day notice to Chrome Corp. of our intention to withdraw from the agreement, prior to earn-in.

Bluebird Property

We have staked 25 unpatented claims on Bluebird Mountain. In total, these claims cover approximately 425 acres. The claims cover portions of the geological features known as the Lower Banded series, the Ultra-Mafic unit and the Basal
Zone. The VEZ horizon is located at the contact between the Banded Series and the Ultra-Mafic series. The nickel and copper sulfide mineralization is hosted in the Basal zone.

The Bluebird Mountain Claims are contiguous with claims controlled under a Joint
Venture agreement with Chrome Corp. described previously as the Mountain View
Property.

The project area has indications of several promising styles of mineralization.
Based on review of previous geologic investigations and studies, the area appears to have some structural complexities consisting of transverse faults with lateral offsets as well as thrust faults that have shifted the mineral horizon. The transverse faults developed during the late stages of crystallization and formation of the layers that comprise the Stillwater
Complex. These faults are significant for two reasons. Firstly, the faults displace the horizons of known mineralization either north or south. Secondly, the faults acted as conduits for late stage mineralizing fluids which formed the
VEZ horizon. The thrust faults represent a different style of faulting that is younger in age. These faults tend to be flatter and are parallel to the layering in the rock, which leads to repetition of the rocks and the mineralized horizons. The "G" & "H" chromite horizons located between the VEZ horizon and the "A" & "B" chromites are also in this area and have not been systematically explored. There are significant Platinum and Palladium assays associated with the "A" & "B" chromites along the length of the complex. The Basal Zone is host to nickel and copper mineralization. Airborne geophysics is effective in detecting the sulfide mineralization associated with this horizon and has traced the zone of mineralization for several miles.

Interpetation of the 2000 airborne geophysical program delineates a conductor that crosses a portion of the claim block. The terrain is generally steep and covered with landslide debris and therefore we are developing a plan that will likely include limited drilling, assaying, trenching, geological and geophysical programs along the various horizons. The plans will be designed to determine the amount of enrichment of Platinum group metals in the VEZ and "A" & "B" chromites as well as better defining the extent of copper and nickel associated with these claims.
                                       17

Mountain View Property

The 132 claims are located east of Bluebird Mountain and west of the Stillwater
River. These 132 claims are controlled under a Joint Venture agreement with
Chrome Corp., and cover approximately 2,200 acres.

Subsequent to December 31, 2001, we gave 60-day notice to Chrome Corp. of our intention to withdraw from the agreement, prior to earn-in.

        Chrome Corporation Joint Venture Agreement

In February 2000, we entered into a joint venture agreement ("PGM Venture") with
Chrome Corp., a Delaware corporation wholly owned by Boulder Group N.L., an
Australian public company. Chrome Corp. owns 17 unpatented claims and is the lessee of a total of 85 unpatented claims, 32 patented claims and 21 unpatented claims upon which a patent application has been filed. The claims are located in
Stillwater and Sweet Grass counties, Montana, with 17 claims in the Crescent
Creek area, 132 claims in the Mountain View area and 6 claims in the Blitz area.
The purpose of the PGM Venture was to conduct exploration, evaluate possible development and, if feasible, engage in development and mining operations and marketing products with respect to the 155 claims.

The term of the PGM Venture was for 20 years, with us having a 5 year earn-in period as follows:

    Due Date             Annual Expenditure           Cumulative Expenditure
----------------------------------------------------------------------------
By March 31,2001        $200,000 (completed)                 $200,000
By March 31,2002              $400,000                       $600,000
By March 31,2003              $500,000                      $1,100,000
By March 31,2004              $500,000                      $1,600,000
By March 31,2005              $500,000                      $2,100,000
                Total:      $2,100,000 = 55% interest in the venture

5% of the our administrative costs in performing exploration work and maintaining the claims governed by the PGM Venture can be credited towards the total annual expenditure requirements.

In addition to the expending the foregoing amounts, we made a cash payment in the amount of $5,000 upon signing and must make annual payments of stock as
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

                                       18

We had agreed to maintain certain underlying property agreements in good standing during the earn-in phase of the joint venture. The first of these agreements requires monthly payments of $1,000 during 2000, $2,000 during 2001 and $2,500 per month thereafter. The second of these agreements required a one-time payment of $500,000 on commencement of construction leading to commercial production. To December 31, 2001, we had paid $36,000 on these agreements.

Subsequent to December 31, 2001, we gave 60-day notice to Chrome Corp. of our intention to withdraw from the agreement, prior to earn-in.

Blitz Property (formerly the Nye Basin Property)

We staked 131 unpatented claims ("Nye Basin Claims"), covering approximately
2,350 acres in the area known as the Nye Basin. A further 6 claims are controlled under the Joint Venture Agreement with Chrome Corp. Subsequent to
December 31, 2001, we gave 60-day notice to Chrome Corp. of our intention to withdraw from the agreement, prior to earn-in.

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

Interpretation of the 2000 airborne geophysical program delineates a conductor on the north side of Nye Basin that correlates with the contact between the
Ultramafic Zone and the Lower Member of the Banded Series. This corresponds to the approximate position of the VEZ in other areas of the complex. Nye Basin is generally covered with glacial gravel and therefore we are developing a plan that will likely include drilling, assaying, trenching, geological and geophysical programs along the horizons of interest. These plans are being designed to determine the amount of enrichment of Platinum group metals in the
VEZ and "A" & "B" chromites and towards better defining the extent of PGM's, copper and nickel associated with these claims.

At this time, five in-road drill sites with water management sumps are approved in Nye Basin. The bond for these sites is $3,000.

Black Butte Property

We hold 220 unpatented claims ("Black Butte Claims") covering approximately
3,740 acres in the area known as the Black Butte Mountain. The Black Butte
Mountain is located east of the main Stillwater River, which is within the
Stillwater Complex. The contiguous claims have an 8-mile strike length over the geological features known as the Upper Banded and Lower Banded series, the
Ultra-Mafic unit and the Basal Zone. The VEZ horizon is located at the contact between the Banded Series and the Ultra-Mafic series. The nickel and copper sulfide mineralization is hosted in the Basal zone.

Based on a review of previous geologic investigations and studies, the area appears to have some structural complexities consisting of transverse faults with lateral offsets that have shifted the mineral horizon. The transverse faults developed during the late stages of crystallization and formation of the layers that comprise the Stillwater Complex. These faults are significant for two reasons. Firstly, the faults displace the horizons of known mineralization either north or south. Secondly, the faults acted as conduits for late stage mineralizing fluids which formed the VEZ horizon.

Interpetation of the 2000 airborne geophysical program delineates a conductor that crosses a portion of the claim block. The terrain is generally covered with glacial debris and therefore we conducted a limited drilling program consisting of two holes in 2001. The first hole established the depth of unconsolidated sediments in the vicinity of Fishtail Creek and also determined the type of underlying bedrock. The second drill hole located near Black Butte established the location of the contact between the Ultramafic and Banded Series.

                                       19

Based on the information generated during the 2001 field season, we are developing a plan that will likely include drilling, assaying, trenching, geological and geophysical programs along the various horizons to determine the amount of enrichment of Platinum group metals in the VEZ and "A" & "B" chromites as well as to define the extent of copper and nickel associated with these claims.

East Millsite Property

We hold 39 unpatented claims ("East Millsite Claims") covering approximately 180 acres in the area known as the old Anaconda mill site. The mill site is located east of the main stem of the Stillwater River, which is within the Stillwater
Complex and north of Black Butte. The claims are 5-acre mill site claims staked to control the best logical mill site area for the eastern portion of the
Stillwater Complex. These East Millsite Claims are adjacent to the Black Butte
Claims and are within 6 miles of the Stillwater Mine.

Stillwater West Property
During fiscal 2001, we staked 123 unpatented claims, in two blocks, on the west-end of the Stillwater Complex and transferred 92 contiguous claims from our existing Picket Pin property claims. The property consists of a total of 215 unpatented claims covering an area of 3,700 acres. The claims are located along the stratigraphic subdivisions between the Middle Banded series and the Upper
Banded series of the Stillwater Complex, over a 5-mile strike length. The claims are in two blocks with one block of 87 claims west of the Boulder River and one block of 128 claims east of the Boulder River. The 128 claims east of the
Boulder River are contiguous to the Picket Pin Property. By an agreement dated
November 1, 2001 we entered into the Stillwater West PGM Venture with First
Choice Industries Ltd. ("First Choice") as described below.

On June 3, 2002, we received 60 days notice of termination of the Agreement from
First Choice Industries, Ltd.

On July 11, 2002 we commenced an action in the British Columbia Supreme Court against First Choice Industries Ltd. ("First Choice") under No. S023888,
Vancouver Registry by filing a Writ and Statement of Claim. These documents have been served on First Choice.

The Statement of Claim references the Stillwater West PGM Agreement (the
"Agreement") of November 1, 2001 between us and First Choice and the notice of termination of the Agreement provided by First Choice to us on June 3, 2002. The
Statement of Claim does not contest the termination of the Agreement but does seek the specific performance of obligations owed to us by First Choice which accrued prior to any termination and remain outstanding pursuant to the terms of the Agreement. Specifically we seek an order that First Choice pay to us
$137,000 (U.S.) and issue 200,000 shares of First Choice's unrestricted, registered common stock to us in substitution for the shares provided to date, or, in the alternative, damages in lieu of specific performance and interest and costs. First Choice filed an Appearance on July 22, 2002 but has yet to file a
Statement of Defense. The parties are currently conducting settlement negotiations.

The property is located 29.2 miles south of Big Timber, along Interstate 90, and is accessible by existing public roads. The property covers the western projection of the Picket Pin Zone, which shows anomalous enrichment in the
Platinum group metals.
                                       20

We have yet to conduct any drilling or assay programs on the Stillwater West
Property, and therefore, we have no Probable or Proven Reserves. The Stillwater
West Joint Venture had planned to conduct geological mapping, sampling and geophysical programs, likely followed by trenching, and drilling, to determine whether these claims possess economic mineralization of platinum group metals.
Due to the notice of termination from First Choice, we are currently re-evaluating the exploration and maintenance plans for this property for the current year.

        Stillwater West PGM Venture

By an agreement dated November 1, 2001, we agreed to formalize the terms of a
Memorandum of Understanding dated June 27, 2001 and a subsequent modification with First Choice Industries Ltd. ("First Choice"). First Choice has been granted an option to acquire a 40% undivided interest in 220 claims staked by us on the west end of our Picket Pin claims, located in Park and Sweetgrass
Counties, Montana. In order to earn its interest First Choice must, at its option, complete the following.
                                                           Issue
                                                          Shares      Annual
                                             Cash         To the   Exploration
                                           Payment            Us   Expenditures
                                       ----------------------------------------
On signing                             $(i)55,000

Upon receipt of regulatory approval                      200,000
By May 31, 2002                           135,000
By November 30, 2003                                     250,000
By December 31, 2003                                                    75,000
By November 30, 2004                                     250,000
By December 31, 2004                                                   150,000
By November 30, 2005                                     250,000
By December 31, 2005                                                   200,000
                                       ----------------------------------------
                                        $ 190,000        950,000       425,000
                                       ----------------------------------------
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

First Choice was responsible for maintenance of the unpatented claims during the earn-in phase and we were the initial manager. The manager shall charge a fee of
10% of all qualifying expenditures and such fee qualifies as exploration expenditures under the agreement.
                                       21

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

The Orogrande Shear Zone in Idaho

We control three significant properties that lie along the 26-mile Orogrande
Shear Zone, which include (running from north to south): Buffalo Gulch, Deadwood and the Petsite/Friday Properties.

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

Our material gold property interests comprise of 256 unpatented claims and 8 patented claims located in the Orogrande and Elk City Mining Districts of Idaho
County, Idaho. Up until August 2000, the Petsite Property and the Friday
Property were the subject to a joint venture agreement between us and Kinam
Gold, Inc. ("Kinam Gold"), dated May 20, 1996 (the "Petsite Venture"). Likewise, the Deadwood Property was the subject to a joint venture agreement between us and Kinam Gold, dated June 13, 1997 ("Orogrande Venture"). These joint ventures were intitially with Cyprus Gold Exploration Company. Through a number of mergers and acquisitions Kinam Gold succeeded to the interest of Cyprus Gold
Exploration Company on June 1, 1998. All references to Kinam Gold herein apply to activities conducted by Cyprus Gold Exploration Company Exploration prior to the assignment of its interests to Kinam Gold and to the activities of Kinam
Gold thereafter.
                                       22

Cancellation of the Petsite and Orogrande Ventures

In August 2000, Kinam Gold assigned all of its interests in and to the Petsite
Venture, the Orogrande Venture, the claims it had contributed to each joint venture and all underlying options and interests in the properties comprising each joint venture back to us for $100,000. As part of this assignment, our obligation with respect to carried costs in each of the joint ventures was cancelled. We now own a undivided 100% interest in each of the staked, leased or optioned claims comprising of our Idaho Properties, and are solely responsible for maintaining and performing the covenants and obligations of the underlying agreements affecting the Deadwood and the Petsite/Friday properties.

Sale of Gold Properties

By a Letter Agreement dated March 7, 2002, we have agreed to sell all of our gold properties located in Idaho, including the Petsite Project, Deadwood
Project and Buffalo Gulch Property. The purchaser, Canden Capital Corp.
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

The current delay in closing the sale relates to the due diligence procedures of
Canden. With our approval, they have extended their procedures to include a limited program of diamond drilling on the property in order to test a high-grade shear zone identified by earlier drill programs. The TSX Venture
Exchange has delayed approval of the agreement pending Canden raising additional funds. We expect the agreement to be finalized during October or early November
2002.

The properties are listed below from north to south:

Buffalo Gulch Property

The Buffalo Gulch property is comprised of 79 unpatented mining claims covering approximately 1,660 acres and is located 3 miles west of Elk City, Idaho in
Idaho County. The claims lie within sections 17, 20 and 21, Township 29 North,
Range 8 East. Elk City is approximately 55 miles east of Grangeville, Idaho. The claims are controlled through four agreements and one underlying agreement, whereby our interests take the form of a leasehold interest, assignment interest or optioned interest.
                                       23

        Idaho Gold Corporation Lease - Buffalo Gulch Claims

On July 9, 1996, we acquired an interest in 63 unpatented mining claims comprising the Buffalo Gulch Property from Idaho Gold Corporation ("Idaho Gold")
in accordance with a purchase agreement (the "Buffalo Gulch Agreement").

The Property is subject to an underlying lease, dated May 21, 1984, between
Thunderbird Resources, Inc. and Amir Mines, Inc. (the "Thunderbird Lease"). In
addition to assuming the payment of the advance royalties on the Thunderbird
Lease (described below), we also issued 120,000 common shares to Idaho Gold and agreed to pay exploration expenditures of not less than $310,000 within five-years. We also granted to Idaho Gold a net smelter return of 3% of net smelter revenue, not to exceed $3,000,000.

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
The oxide mineralization has been completely delineated by drilling; the sulfide mineralization is open at depth to the east, to the north and to the south.
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

Idaho Gold filed for permit approval for full-scale operation in late 1990, and initial construction activities began in anticipation of mine construction in the spring of 1991. These initial construction activities consisted of logging the site, upgrading the access road, building sediment control "brush filter winrows" around the site, and completion of over 12,000 feet of pole fence along the perimeter of the project site. These activities have been completed, leaving the site prepared for construction to begin upon completion of required permitting. The final permits were issued to Idaho Gold in 1991, but due to the focus of Bema Gold, the parent company of Idaho Gold, on its properties in South
America, construction of the mine did not commence. The Plan of Operations, which is the key document for maintenance and acquisition of all required operating permits, is administered by the Bureau of Land Management and has been transferred to us and remains in good standing.

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
Weathering is up to 300 feet deep, facilitating trenching, sampling and reverse circulation drilling. Although little determinative work has been done, detailed assaying indicates the gold was liberated from the sulfides and now occurs as free grains associated with siliceous, hematitic or limonitic zones. Sulfide gold mineralization underlies the oxidized zone with the deepest identified mineralization occurring at about a 500 foot depth. The deposit is open and untested at depth.
                                       24

As at December 31, 2001, we have incurred exploration and development expenditures of $686,000 on the Buffalo Gulch property, excluding the deemed cost related to the acquisition of the property. We have written-down the property by $604,321 during the year ended December 31, 2000 and are carrying the property at $36,750 at December 31, 2000 and 2001. We have located a purchaser for the property, subject to regulatory approvals to be obtained by the purchaser, in order to eliminate the ongoing holding costs and concentrate our efforts on the Platinum Group Metals properties.

        Thunderbird Lease

The lease, dated May 21, 1984, between Thunderbird Resources and Amir Mines,
Inc. covers all 63 unpatented claims contained within the July 9, 1996 Buffalo
Gulch Agreement with Idaho Gold.

Gray Estates, Inc. succeeded to the interest of Thunderbird Resources, Inc. and
Idaho Gold succeeded to the interest of Amir Mines, Inc. Consequently, we are obligated to perform Idaho Gold's obligations under the Thunderbird Agreement, which requires that we pay Gray Estates, Inc., on a quarterly basis, the greater of an advance royalty payment of $6,000 or a 5% net smelter return royalty, in the event the property is placed into production. Once the advance royalty payments or the 5% net smelter return royalty or a combination thereof total
$500,000, Gray Estates, Inc. shall have no further interest in the property. To
December 31, 2001, previous parties and we have paid a total of $420,000 of advance royalty payments on the agreement.

We acquired the remaining 16 claims within the Buffalo Gulch area, by way of the
Black Bear Agreement, the Whiskey Jack Agreement and the Gallaugher Agreement.

        Black Bear Agreement

On August 1, 1996, we entered into an agreement (the "Black Bear Agreement")
with Frank H. Piatt, John R. Heigis and Thomas C. Rich ("Owners") whereby we were granted an option to acquire a 100% interest in 6 claims known as the
"Black Bear Mining Claims" located in the Elk City Mining District, Idaho for a purchase price of $120,000. To keep the option in good standing, we are required to pay quarterly payments equal to $4,800 for 1999, $6,000 for 2000, $7,200 for
2001 and a balloon payment of $24,000 in August 2002. However, due to the depressed price of gold the required quarterly payments were re-negotiated during 1999 to $600 per quarter. If the price of gold increases to $325 per ounce, the quarterly payment will increase to $1,000. Consequently, the balloon payment due in August 2002 will be substantially larger than the balloon payment under the original payment plan.

In the event we place the claims into production, the Owners agree to transfer the claims to us and the Owners shall receive $120,000 less all quarterly payments made to date. If the claims are not placed into production by July 1,
2002, then we shall have no further interest in the claims unless we pay the sum of $120,000 less all quarterly payments made.

Pursuant to the terms of the Black Bear Agreement, we must expend a total of
$3,000 per year on the claims, commencing July 1, 1997. We must also perform assessment work or make payments in lieu thereof and pay all applicable taxes on the claims. We have been granted unrestricted access and exclusive rights to the claims for the purposes of certain exploration activities.

                                       25

We have "after-acquired rights," which provide that in the event the Owner acquires any right or interest in property located within one mile of the property contemplated by the Black Bear Agreement, such interest or right shall automatically become part of the property description defined in the Black Bear
Agreement.

As of December 31, 2001, we have made all required payments to the owners of the
Black Bear Mining Claims, under the agreement totaling $32,400.

        Whiskey Jack Agreement

By an agreement dated August 29, 1998 ("Whiskey Jack Agreement"), we were granted an option to acquire a 100% working interest in 4 unpatented mineral claims in Idaho for a purchase price of $65,000. This agreement replaced a prior agreement for the same claims under which we had paid a total of $23,400.

To keep the option in good standing we are required to pay quarterly payments equal to $1,000 for the first year, $1,400 for the second year, $1,800 for the third year, $2,000 for the fourth year and $2,400 for the fifth year, with a balloon payment of $30,600 due July 1, 2003. However, due to the depressed price of gold the required quarterly payments were re-negotiated during 1999 to $400 per quarter for the remainder term of the agreement. If the price of gold increases to $325 per ounce the quarterly payment will increase to $1,000.

In the event we place the claims into production, the Owners agree to transfer the claims to us and the Owners shall receive $65,000 less all quarterly payments made to date. If the claims are not placed into production by July 1,
2002, then we shall have no further interest in the claims unless we pay the sum of $65,000 less all quarterly payments made to date.

Pursuant to the terms of the Whiskey Jack Agreement, we must expend a total of
$1,000 per year on the claims, commencing July 1, 1999. We must also perform assessment work or make payments in lieu thereof and pay all applicable taxes on the claims. We have been granted unrestricted access and exclusive rights to the claims for the purposes of certain exploration activities.

We have "after-acquired rights," which provide that in the event the Owner acquires any right or interest in property located within one mile of the property contemplated by the Whiskey Jack Agreement, such interest or right shall automatically become part of the property description defined in the
Whiskey Jack Agreement.

As of December 31, 2001, we have made all required payments under the Whiskey
Jack Agreement totaling $8,000.

        Gallaugher Agreement

Pursuant to an Option and Purchase Agreement, between us and Cliff and June
Gallaugher (the "Gallaughers"), dated September 5, 1996 ("Gallaugher
Agreement"), we were granted an exclusive option to purchase 6 unpatented mining claims located in the Elk City Mining District, Idaho County, Idaho. We can
exercise our option by making quarterly payments over a five-year period for a total purchase price of $150,000. As of the December 31, 2000, we have paid all quarterly payments due under the Gallaugher Agreement, and were required to pay
$7,200 per quarter through March 5, 2002, at which time a final payment of
$54,000 would have been due. However, the parties amended the agreement on May
20, 1999 to reduce the quarterly payments as follows: we agreed to make quarterly payments of $500 until such time gold prices increase to $325 per ounce, at which time the quarterly payment would increase to $1,200; if gold increases to $350 per ounce, then we will pay quarterly payments of $1,800, and if gold prices increase to $400 per ounce, then we will make quarterly payments of $4,800.
                                       26

A third party receives a 10% finder's fee deducted from all option payments made by us to the Gallaughers. In the event we place the claims into production, the
Gallaughers will transfer the claims to us in exchange for $150,000(US) less all quarterly payments made as of the date of transfer. If the claims are not placed into production by September 5, 2002, then we shall have no further interest in the claims unless we pay the sum of $150,000 to the Gallaughers.

As of December 31 2001, we have made all required payments under the Gallaugher
Agreement totaling $23,800.

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

        Idaho Gold Corporation Lease - Deadwood Claims

The Deadwood Property is subject to an agreement between us and Idaho Gold, dated July 9, 1996 (the "Deadwood Agreement"), whereby Idaho Gold assigned us certain mining interests, known as the "Deadwood Claims".

The Property is subject to an underlying option agreement, dated July 11, 1985, between Joyce Mines, Inc., Thunderbird Resources, Inc. and Amir Mines, Inc. (the
"Orogrande Agreement").

In addition to assuming the payments on the underlying Orogrande Agreement
(described below), we delivered to Idaho Gold 70,000 common shares and were obligated to incur exploration expenditures of not less than $135,000 over the five year term of the agreement, plus pay all fees necessary to maintain the unpatented claims in good standing, replace all bonds, bear all costs of environmental compliance, and pay a 3% net smelter return royalty on ore mined by us from the Deadwood Claims, which is not to exceed $2,000,000.

        During 2001, an option whereby Idaho Gold could reacquire a 49% working interest in Deadwood Claims, subject to Idaho Gold forfeiture of its 3% smelter return royalty, expired.
                                       27

        Orogrande Agreement

The agreement, dated July 11, 1985, between Joyce Mines, Inc., Thunderbird
Resources, Inc. and Amir Mines, Inc. covers all 36 claims in the July 9, 1996
Deadwood Agreement with Idaho Gold.

Arctic Fox, Inc succeeded to the interest of Joyce Mines, Inc., Grey Estates,
Inc. succeeded to the interest of Thunderbird Resources, Inc. and Idaho Gold succeeded to the interest of Amir Mines, Inc. Consequently, we are obligated to perform Idaho Gold's obligations under the agreement, which requires that we pay
Arctic Fox, Inc., on a quarterly basis, the greater of an advance royalty payment of $3,000 or a 5% net smelter return royalty, in the event the property is placed into production. Once the advance royalty payments or the 5% net smelter return royalty or a combination thereof total $300,000, Arctic Fox, Inc.
shall have no further interest in the property. To December 31, 2001 previous parties and we have paid a total of $192,000 of advance royalty payments on the agreement.

The agreement also covers 2 claims, which were assigned to the Petsite/Friday
Property by an amendment to the Petsite Joint Venture entered into between Amax,
Arctic Fox Ltd. and us on July 16, 1998 (the "Grande" agreement).

Second to the Buffalo Gulch Property, the North end of the Deadwood Property
appears to be the most significant gold mineralization outlined by reconnaissance prospecting of the our gold properties. Beginning in 1985, prior owners of the property performed various samplings and mappings on the property.
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

We have not performed any other work on the Deadwood Property, except for our review and analysis of the prior work performed by Centennial and Idaho Gold, except for an IP/resistivity geophysical program in 1997 to delineate the
Orogrande Shear Zone and locate the mineralizing structures.

To date, we have expended $34,039 in exploration expenditures and has issued
70,000 shares, at a deemed value of $51,750, to Idaho Gold per the Deadwood
Agreement. We have also caused to be expended in excess of $305,000 on the property pursuant to the Orogrande Venture. Pursuant to the Orogrande Venture we
received $165,000 during the 1997 fiscal year and expensed $72,588 of costs to that date against these proceeds. During 2000, we further wrote-down the carrying value in the property by $13,200 and the property is carried at the nominal value of $1 as at December 31, 2000 and 2001. We believe that the
Deadwood Agreement is current and in good standing.

                                       28

Petsite/Friday Property

The Petsite/Friday Property consists of 124 unpatented mining claims and 8 patented mining claims in Idaho County, Idaho and is adjacent to the Deadwood
Property. All current claims are approximately 20 acres each and are in the exploration stage. Our interest in the property is owned outright as to 95 of the unpatented mining claims, 12 unpatented mining claims are subject to an agreement with Idaho Mining and Development Company ("IMD") dated April 29,
1998, 6 unpatented mining claims are subject to an agreement with IMD dated June
10, 1997, 10 unpatented mining claims are subject to the Idaho Gold Corporation
Lease - Friday Claims and 1 unpatented claim is subject to the MacMenamin & Sons
Lease and Option to Purchase Agreement. Our patented claims consist of 5 claims subject to the Idaho Gold Corporation Lease - Friday Claims and 3 claims, which are subject to the Filer Agreement.

        IMD agreement dated April 29, 1998

The Exploration and Mining Lease Agreement provided that the original 209 unpatented claims covered by the agreement would be 60% beneficially owned by us
("the lessee") and 40% by IMD ("the lessor") and the lease term would coincide with the term of the June 13, 1997 joint venture with Kinam. Kinam quit claimed back to the lessor 197 of these claims during the term of the joint venture leaving a balance of 12 claims covered by the agreement. In fiscal 2000, the joint venture was terminated and we were to pay the lessor $10,000 to extend the lease term for 5 years and we were to incur $100,000 per year on exploration of the property. We could extend the 5-year term for a further 5 years upon payment to the lessee of an additional $10,000 and continuing with the annual work commitment. We have not made these payments and have not completed the annual work commitment. To date, no default notice has been received although we have continued to pay the annual claim rental fees. Accordingly, these claims are carried at a nominal value of $1 in the financial statements.

        IMD agreement dated June 10, 1997

During the Kinam joint venture on the property, Kinam entered into an agreement with IMD on June 10, 1997. The agreement terminated a 5% net profits interest on certain claims originally obtained from IMD by us in February 1991 and granted
IMD a 5% net profits royalty in 16 unpatented claims, which were staked by Kinam during the joint venture. Subsequently, Kinam quit claimed 10 of these claims to
IMD and the remaining 6 claims were quit claimed back to us on the termination of the joint venture in fiscal 2000.

        Idaho Gold Corporation Lease - Friday Claims

The Friday Property is at the southern end of the Elk City Gold Belt and consists of 5 patented lode mining claims and 10 unpatented mining claims. The
Friday Property is in the exploration stage. The claims are located in the Nez
Perce National Forest approximately 138 miles north of Boise in Idaho County.

We acquired a leasehold interest in these claims (known as the "Friday Claims")
from Idaho Gold Corporation ("Idaho Gold") dated July 9, 1996 ("Friday
Agreement") for an initial term of five years. In consideration for the lease, we delivered to Idaho Gold 60,000 of our common shares. The Friday Agreement further obligated us to incur exploration expenditures of not less than an aggregate of $135,000 within the five year term of the agreement, plus pay all claim fees to maintain the leased claims, replace all bonds, bear all costs of environmental compliance and pay a 3% net smelter return royalty.

During 2001, an option whereby Idaho Gold could reacquire a 49% working interest in Friday Claims, subject to Idaho Gold forfeiture of its 3% smelter return royalty, expired.
                                       29

As of December 31, 2001, we have issued all of the required shares per the
Friday Agreement and have incurred over $765,000 in exploration expenditures for the Friday Property, thereby fulfilling the covenant to expend not less than
$135,000 in exploration as required under the Friday Agreement.

        Grande Agreement

During the Petsite Joint Venture, we entered into an agreement dated July 16,
1998 with Amax and Arctic Fox Ltd. The amendment to the Joint Venture (the
"Grande" agreement) transferred the 10 Grande claims into the joint venture. Two of the unpatented claims are subject to an underlying agreement, dated July 11,
1985, between Joyce Mines, Inc. and Amir Mines, Inc. (the "Orogrande"
agreement). The agreement is summarized within the description of the Deadwood
Property. Eight of these claims are subject to an underlying agreement (the
"Joyce" agreement).

        Joyce Agreement

Eight of the unpatented claims are subject to an underlying agreement, dated
April 14, 1986, between Joyce Mines, Inc. and Normine Resources Ltd. Arctic Fox,
Inc succeeded to the interest of Joyce Mines, Inc. and Idaho Gold succeeded to the interest of Normine Resources Ltd. Consequently, we are obligated to perform
Idaho Gold's obligations under the agreement, which requires that we pay Arctic
Fox, Inc., on a quarterly basis, the greater of an advance royalty payment of
$6,000 or a 5% net smelter return royalty, in the event the property is placed into production. Once the advance royalty payments or the 5% net smelter return royalty or a combination thereof total $500,000, Arctic Fox, Inc. shall have no further interest in the property. To December 31, 2001 previous parties and we have paid a total of $372,000 of advance royalty payments on the agreement.

        Filer Agreement

Three of the patented mining claims making up our Petsite Property are subject to a certain Mining Lease and Option to Purchase between us and Paul and Tressie
Filer, dated September 6, 1997. The lease was originally entered into with Kinam
Gold, and subsequently assumed by us as part of the assignment of Kinam Gold's interests in the Petsite Venture and the Filer Agreement to us on August 8,
2000.

The Filer Agreement originally required us to make the following option payments:

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

                                       30

We have an Option to Purchase the claims outright at any time for $500,000 less any amounts previously paid. We may, at our sole election, demand that any right or interest in any property acquired by Lessor become part of the Property and subject to the Agreement. We are responsible for maintaining all roads and payment of all BLM Fees and taxes assessed against the claims. We may terminate the Filer Agreement at any time, but shall remain liable for any reclamation on the Property for work performed by us, Kinam Gold and its predecessor's in interest.

        MacMenamin & Sons Lease and Option to Purchase Agreement

The one placer mining claim that makes up our Petsite Property is subject to a certain Lease and Option to Purchase Agreement between us and MacMenamin & Sons
Mining, Inc. ("MacMenamin Agreement"), dated February 3, 1998. The lease was originally entered into with Kinam Gold, and subsequently assumed by us as part of the assignment of Kinam Gold's interests in the Petsite Venture and the
MacMenamin Agreement to us on August 8, 2000. The term of the agreement is for
10 years and it requires us to make the following annual option payments:

--------------------------------------------------------
Upon execution                                    $1,000
--------------------------------------------------------
February 1999                                     $2,000
--------------------------------------------------------
February 2000                                     $2,000
--------------------------------------------------------
February 2001                                     $3,000
--------------------------------------------------------
February 2002                                     $3,000
--------------------------------------------------------
February 2003                                     $4,000
--------------------------------------------------------
February 2004                                     $5,000
--------------------------------------------------------
February 2005 to February 2008                    $5,000
--------------------------------------------------------

All payments due and payable through February 2001 have been paid. All option payments are credited towards the purchase price of the property. We can purchase the property for $150,000 if exercised prior to the end of 2002, or for
$200,000 if exercised after 2002.

We are obligated to indemnify the lessor for any reclamation of the property caused by us, Kinam Gold and its predecessors in interest. We must also pay all taxes levied upon it as an employer, upon fixtures and personal property placed by us on the Property, plus pay all annual BLM fees for the unpatented placer mining each year.

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

In September 1992, Wilfried J. Struck, an independent geological engineer retained by us, who now is an executive officer, completed a report on the
Petsite Property. Mr. Struck concluded that mineralization occurred on the
Petsite Property as finely disseminated sulfides in a quartz stockwork, a quartz porphyry rhyolite and associated granodiorite. Mr. Struck recommended a program of trenching, mapping, sampling and drilling on the Petsite Property. However, no further exploration of the Petsite Property occurred until 1997, when we entered into the Petsite Venture.
                                       31

Kinross prepared a Petsite Project evaluation, which included both the Friday
Property and the Petsite Property. The estimate is based on 129 drill holes aggregating 53,513.5 feet. The drill hole information was imported into Datamine and modeled by triangular-faceted wire-frame bounded zones. Using a0.015 ounces per ton gold cutoff, the model above the 4,000 foot elevation includes mineralized material of 16.73 million tons at 0.032 ounces per ton gold.

By 1998, the Petsite Property and the Friday Property had completed the exploration phase of the Petsite Venture, however, gold prices began to decline and Kinam Gold and us curtailed further exploration on the Friday Property. In
1999, gold prices continued to decline. Consequently, no additional exploration work was performed on the Petsite and Friday Properties, except that which was necessary to maintain our interests in those properties.

In 2001, no additional work was conducted on the Property except for making the property payments and claim fees due under the Friday Agreement.

Consequently, we have no proven or probable reserves on the Petsite Property.

        Dixie Property

The Dixie Property consists of 17 unpatented lode-mining claims located in Idaho
County, Idaho. Each claim is approximately 20 acres in extent and the claims are held directly by us. The Dixie Property is in the exploration stage. The claims are located in the Nez Perce National Forest, approximately 5 miles south-southeast of the Petsite/Friday Property on the eastern slope of Burpee
Mountain.
Access to the Dixie Property is gained by existing public roads.

We have conducted limited stream sediment and soil geochemical sampling on the property. In 2001, no additional work on the Property except for making payment of the claim fees due on the unpatented claims.

Consequently, we have no proven or probable reserves on the Dixie Property.

Item 3.  Legal Proceedings

There are no legal proceedings pending or threatened against us.

On July 11, 2002 we commenced an action in the British Columbia Supreme Court against First Choice Industries Ltd. ("First Choice") under No. S023888,
Vancouver Registry by filing a Writ and Statement of Claim. These documents have been served on First Choice.

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
                                       32

Item 4.  Submission of Matters to a Vote of Security Holders

    No matters were submitted to our security holders during the fourth quarter of fiscal year 2001.

                                     PART II

Item 5.  Market for the Common Equity and Related Stockholder Matters

Our shares are listed and quoted in the United States by the Pink Sheets under the trading symbol BTPUF since July 24, 2002 (formerly IOCMF). Our shares are traded on the TSX Venture Exchange under the trading symbol BTP since July 24,
2002 (formerly "IDO"). For the period from January 1, 2000 through June 30, 2002 the high and low sales prices (in U.S. dollars) for the shares for each quarter, as reported by the Pink Sheets, were:

2002                              High                            Low
First Quarter                     $0.42                           $0.23
Second Quarter                    $0.47                           $0.28

2001                              High                            Low
First Quarter                     $1.12                           $0.57
Second Quarter                    $1.14                           $0.64
Third Quarter                     $0.88                           $0.19
Fourth Quarter                    $0.29                           $0.20

2000                              High                            Low
First Quarter                     $1.79                           $0.28
Second Quarter                    $1.07                           $0.61
Third Quarter                     $0.99                           $0.50
Fourth Quarter                    $0.56                           $0.28

For the period from January 1, 2000 through June 30, 2002 the high and low sales prices (in Canadian dollars) for the shares for each quarter, as reported by the
TSX Venture Exchange and its predecessors, the CDNX and the Vancouver Stock
Exchange, were:
                                       33

2002                              High                            Low
First Quarter                     C$0.67                          C$0.38
Second Quarter                    C$0.75                          C$0.38

2001                              High                            Low
First Quarter                     C$1.90                          C$0.50
Second Quarter                    C$1.80                          C$0.88
Third Quarter                     C$1.31                          C$0.28
Fourth Quarter                    C$0.60                          C$0.26

2000                              High                            Low
First Quarter                     C$2.55                          C$0.30
Second Quarter                    C$1.60                          C$0.80
Third Quarter                     C$1.49                          C$0.76
Fourth Quarter                    C$0.84                          C$0.45

Shareholders.
As of December 31, 2001, we had approximately 213 shareholders of record.

Dividends.
We have never paid any dividends on our common stock and we do not expect to pay dividends on our common stock in the foreseeable future.

Capital Import/Export Restrictions.
None.

Certain Canadian Federal Income Tax Considerations for United States Investors

The following is a summary of the principal Canadian federal income tax considerations applicable to a person who is a U.S. Holder. In this summary, a
"U.S. Holder" means a person who, for the purposes of the Canada-United States
Income Tax Convention, 1980 as amended, (the "Convention") is a resident of the
United States and who, for the purposes of the Income Tax Act (Canada) (the
"Canadian Tax Act") (a) is not and never has been a resident of Canada, (b)
deals at arm's length with the Company, (c) is the beneficial owner of shares,
(d) holds the shares as capital property, (e) does not use or hold and is not deemed to use or hold the shares in the course of carrying on a business in
Canada, and (f) is not an insurer for whom the shares constitute its designated insurance property. A share will generally be capital property to a U.S. Holder unless it is held in the course of carrying on a business of trading or dealing in securities or has been acquired in a transaction or transactions considered to be a venture in the nature of trade. This summary does not apply to a U.S.
Holder that is a "financial institution" for purposes of the mark-to-market rules contained in the Canadian Tax Act.

This summary is based on the current provisions of the Canadian Tax Act and the regulations thereunder in force on the date hereof, Company counsel's understanding of the current published administrative and assessing practices of the Canada Customs and Revenue Agency ("Revenue Canada") and all specific proposals to amend the Canadian Tax Act and the regulations announced by the
Canadian Minister of Finance prior to the date hereof (the "Proposed
Amendments"). This summary is not exhaustive and does not discuss all the tax consequences that may be relevant to particular U.S. Holders in light of their circumstances and except for the Proposed Amendments, does not take into account or anticipate changes in the law or the administrative or assessing practices of
Revenue Canada, whether by judicial, governmental or legislative action or interpretation, nor does it take into account tax legislation or considerations of any province or territory of Canada. U.S. Holders and prospective holders of shares of the Company are urged to consult their own tax advisors about the tax consequences of purchasing, owning and disposing of shares of the Company.

                                       34

U.S. Holders will be subject to a 15% Canadian withholding tax on the gross amount of dividends paid or deemed to be paid by the Company. In the case of a
U.S. corporation, which beneficially owns at least 10% of the voting stock of the Company, the applicable rate of withholding tax on dividends is 5%.

A U.S. Holder will not be subject to tax under the Canadian Tax Act in respect of any capital gain arising on a disposition or deemed disposition of shares of the Company unless such shares constitute "taxable Canadian property" within the meaning of the Canadian Tax Act and the U.S. Holder is not entitled otherwise to relief under the Convention. Shares will not constitute taxable Canadian property of a U.S. Holder unless, at any time during the five year period immediately preceding the disposition of the shares, not less than 25% of the issued shares of any class or series of a class of the capital stock of the
Company belonged to or were under option to the U.S. Holder, to persons with whom the U.S. Holder did not deal at arm's length or to any combination thereof.
Under the Convention, capital gains derived by a U.S. Holder from the disposition of shares, even where they constitute taxable Canadian property, generally will not be taxable in Canada unless the value of the Company's shares is derived principally from real property situated in Canada.

A disposition or deemed disposition of shares by a U.S. Holder whose shares are taxable Canadian property and who is not entitled to an exemption under the
Convention will give rise to a capital gain (or a capital loss) equal to the amount, if any, by which the proceeds of disposition, less the reasonable costs of disposition, exceed (or are less than) the adjusted cost base of the shares to the U.S. Holder at the time of the actual or deemed disposition. Generally, one-half of any capital gain realized will be required to be included in income as a taxable capital gain and one-half of any capital loss will be deductible, subject to certain limitations, against taxable capital gains in the year of disposition or the three preceding years or any subsequent year in accordance with the detailed provisions in the Canadian Tax Act.

        Other Considerations for U.S. Holders

In the following circumstances, the above sections of this discussion may not describe the United States Federal income tax consequences resulting from the holding and disposition of our Common Shares.

        Foreign Personal Holding Company

If at any time during a taxable year more than 50% of the total combined voting power or the total value of our outstanding shares is owned, actually or constructively, by five or fewer individuals who are citizens or residents of the United States and 60% or more of our gross income for such year was derived from certain passive sources (e.g., from dividends received from our subsidiaries), we would be treated as a "foreign personal holding company." In that event, our U.S. shareholders would be required to include in income for such year their allocable portion of our passive income which would have been treated as a dividend had that passive income actually been distributed. To our best knowledge, we have not and have never been a Foreign Personal Holding
Company.
                                       35

        Foreign Investment Company

If 50% or more of the combined voting power or total value of our outstanding shares are held, actually or constructively, by citizens or residents of the
United States, United States domestic partnerships or corporations, or estates or trusts other than foreign estates or trusts (as defined by the Code Section
7701(a)(31)), and we are found to be engaged primarily in the business of investing, reinvesting, or trading in securities, commodities, or any interest therein, it is possible that we might be treated as a "foreign investment company" as defined in Section 1246 of the Code, causing all or part of any gain realized by a U.S. Holder selling or exchanging our Common Shares of to be treated as ordinary income rather than capital gains. To our best knowledge, we have not and have never been a Foreign Investment Company.

        Passive Foreign Investment Company

A U.S. Holder who holds stock in a foreign corporation during any year in which such corporation qualifies as a passive foreign investment company ("PFIC") is subject to U.S. federal income taxation of that foreign corporation under one of two alternative tax methods at the election of each such U.S. Holder. U.S.
investors who invest in the Company will be subject to U.S. taxation at possibly adverse or higher rates and under a system that may be more complicated and unfamiliar to them. We believe that we continue to qualify as a Passive Foreign
Investment Company for our U.S. shareholders.

Section 1296 of the Code defines a PFIC as a corporation that is not formed in the United States and, for any taxable year, either (i) 75% or more of its gross income is "passive income," which includes interest, dividends and certain rents and royalties or (ii) the average percentage, by value (or, if the company is a controlled foreign corporation or makes an election, adjusted tax basis), of its assets that produce or are held for the production of "passive income" is 50% or more. For taxable years of U.S. persons beginning after December 31, 1997, and for tax years of foreign corporations ending with or within such tax years, the
Taxpayer Relief Act of 1997 provides that publicly traded corporations must apply this test on a fair market value basis only. We believe that we are a
PFIC.

As a PFIC, each U. S. Holder must determine under which of the alternative tax methods it wishes to be taxed. Under one method, a U.S. Holder who elects in a timely manner to treat us as a Qualified Electing Fund ("QEF"), as defined in the Code, (an "Electing U.S. Holder") will be subject, under Section 1293 of the
Code, to current federal income tax for any taxable year in which we qualify as a PFIC on his pro-rata share of our (i) "net capital gain" (the excess of net long-term capital gain over net short-term capital loss), which will be taxed as long-term capital gain to the Electing U.S. Holder and (ii) "ordinary earnings"
(the excess of earnings and profits over net capital gain), which will be taxed as ordinary income to the Electing U.S. Holder, in each case, for the U.S.
Holder's taxable year in which (or with which) our taxable year ends, regardless of whether such amounts are actually distributed.

A QEF election also allows the Electing U.S. Holder to (i) treat any gain realized on the disposition of his Common Shares (or deemed to be realized on the pledge of his Common Shares) as capital gain; (ii) treat his share of our net capital gain, if any, as long-term capital gain instead of ordinary income, and (iii) either avoid interest charges resulting from PFIC status altogether
(see discussion of interest charge below), or make an annual election, subject to certain limitations, to defer payment of current taxes on his share of our annual realized net capital gain and ordinary earnings subject, however, to an interest charge. If the Electing U.S. Holder is not a corporation, such an interest charge would be treated as "personal interest" that is not deductible at all in taxable years beginning after 1990.

                                       36

The procedure a U.S. Holder must comply with in making an timely QEF election will depend on whether the year of the election is the first year in the U.S.
Holder's holding period in which we are a PFIC. If the U.S. Holder makes a QEF election in such first year, (sometimes referred to as a "Pedigreed QEF
Election"), then the U.S. Holder may make the QEF election by simply filing the appropriate documents at the time the U.S. Holder files its tax return for such first year. If, however, we qualified as a PFIC in a prior year, then in addition to filing documents, the U.S. Holder must also elect to recognize as an
"excess distribution" (i) under the rules of Section 1291 (discussed below), any gain that he would otherwise recognize if the U.S. Holder sold his stock on the application date or (ii) if we are a controlled foreign corporation ("CFC"), the
Holder's pro rata share of the corporation's earnings and profits. (But see
"Elimination of Overlap Between Subpart F Rules and PFIC Provisions"). Either
the deemed sale election or the deemed dividend election will result in the U.S.
Holder being deemed to have made a timely QEF election.

With respect to a situation in which a Pedigreed QEF election is made, if we no longer qualifies as a PFIC in a subsequent year, normal Code rules and not the
PFIC rules will apply.

If a U.S. Holder has not made a QEF Election at any time (a "Non-electing U.S.
Holder"), then special taxation rules under Section 1291 of the Code will apply to (i) gains realized on the disposition (or deemed to be realized by reason of a pledge) of his Common Shares and (ii) certain "excess distributions", as specially defined, by us.

A Non-electing U.S. Holder would be required to pro-rate all gains realized on the disposition of his Common Shares and all excess distributions over the entire holding period for the Common Shares. All gains or excess distributions allocated to prior years of the U.S. Holder (other than years prior to our first taxable year during such U.S. Holder's holding period and beginning after
January 1, 1987 for which it was a PFIC) would be taxed at the highest tax rate for each such prior year applicable to ordinary income. The Non-electing U.S.
Holder also would be liable for interest on the foregoing tax liability for each such prior year calculated as if such liability had been due with respect to each such prior year. A Non-electing U.S. Holder that is not a corporation must treat this interest charge as "personal interest" which, as discussed above, is wholly non-deductible. The balance of the gain or the excess distribution will be treated as ordinary income in the year of the disposition or distribution, and no interest charge will be incurred with respect to such balance.

If the we are a PFIC for any taxable year during which a Non-electing U.S.
Holder holds Common Shares, then we will continue to be treated as a PFIC with respect to such Common Shares, even if it is no longer by definition a PFIC. A
Non-electing U.S. Holder may terminate this deemed PFIC status by electing to recognize gain (which will be taxed under the rules discussed above for
Non-Electing U.S. Holders) as if such Common Shares had been sold on the last day of the last taxable year for which it was a PFIC.

Under Section 1291(f) of the Code, the Department of the Treasury has issued proposed regulations that would treat as taxable certain transfers of PFIC stock by Non-electing U.S. Holders that are not otherwise taxed, such as gifts, exchanges pursuant to corporate reorganizations, and transfers at death.

If a U.S. Holder makes a QEF Election that is not a Pedigreed Election (i.e., it is made after our first year during which we are a PFIC and the U.S. Holder holds our shares) (a "Non-Pedigreed Election"), the QEF rules apply prospectively but do not apply to years prior to the year in which the QEF first becomes effective. U.S. Holders should consult their tax advisors regarding the specific consequences of making a Non-Pedigreed QEF Election.

Certain special adverse rules will apply with respect to the Common Shares while the we are a PFIC whether or not it is treated as a QEF. For example under
Section 1297(b)(6) of the Code (as in effect prior to the Taxpayer Relief Act of
1997), a U.S. Holder who uses PFIC stock as security for a loan (including a margin loan) will, except as may be provided in regulations, be treated as having made a taxable disposition of such stock.

                                       37

The foregoing discussion is based on currently effective provisions of the Code, existing and proposed regulations thereunder, and current administrative rulings and court decisions, all of which are subject to change. Any such change could affect the validity of this discussion. In addition, the implementation of certain aspects of the PFIC rules requires the issuance of regulations which in many instances have not been promulgated and which may have retroactive effect.
There can be no assurance that any of these proposals will be enacted or promulgated, and if so, the form they will take or the effect that they may have on this discussion. Accordingly, and due to the complexity of the PFIC rules, our U.S. shareholders are strongly urged to consult their own tax advisors concerning the impact of these rules on their investment in us. For a discussion of the impact of the Taxpayer Relief Act of 1997 on a U.S. Holder of a PFIC, see
"Mark-to-Market Election For PFIC Stock Under the Taxpayer Relief Act of 1997"
and "Elimination of Overlap Between Subpart F Rules and PFIC Provisions" below.

        Controlled Foreign Corporation Status

If more than 50% of the voting power of all classes of our stock or the total value of our stock is owned, directly or indirectly, by U.S. Holders, each of whom own 10% or more of the total combined voting power of all classes of our stock, we would be treated as a "controlled foreign corporation" or "CFC" under
Subpart F of the Code. This classification would bring into effect many complex results including the required inclusion by such 10% U.S. Holders in income of their pro rata shares of our "Subpart F income" (as defined by the Code) and our earnings invested in "U.S. property" (as defined by the Code). In addition, under Section 1248 of the Code, gain from the sale or exchange of our Common
Shares by such a 10% U.S. Holder at any time during the five year period ending with the sale or exchange is treated as ordinary dividend income to the extent of our earnings and profits attributable to the stock sold or exchanged. Because of the complexity of Subpart F, and because we may never be a CFC, a more detailed review of these rules is beyond of the scope of this discussion.

Exercise of Options and Warrants

During 2001, we issued 668,000 common shares from treasury for cash proceeds of
$79,319 (C$120,240) upon exercise of 668,000 non-transferable share purchase warrants at C$0.18 that were issued March 29, 1999 pursuant to a private placement in which 2,000,000 units were issued, each unit consisting of one share and one non-transferable warrant. The issuance of these common shares was exempt from registration by virtue of Section 4(2) of the Securities Act, Rule
506 under the Securities Act, and/or Regulation S under the Securities Act.

During 2001, we issued 336,050 shares from treasury for cash proceeds of
$270,513 (C$423,423) upon exercise of 672,100 non-transferable share purchase warrants at C$1.26 that were issued as part of Short Form Prospectus Offering dated April 10, 2000. The issuance of these common shares was exempt from registration by virtue of Section 4(2) of the Securities Act, Rule 506 under the
Securities Act, and/or Regulation S under the Securities Act.

During 2001, we issued 300,000 shares on exercise of share purchase options for proceeds of $67,635 (C$103,750). The issuance of common shares was exempt from registration by virtue of Section 4(2) of the Securities Act and Rule 506 under the Securities Act.
                                       38

Options Granted

On October 12, 2001, the CDNX approved the repricing to C$0.38 of 1,500,000 options then outstanding from prices ranging from C$0.80 - C$1.20.

On November 7, 2001, we granted 350,000 share purchase options at an exercise price of C$0.27 per share, with an expiry date of November 7, 2006. These options vest as to 25% upon grant and 25% each six months thereafter. The issuance of the options was exempt from registration by virtue of Section 4(2)
of the Securities Act and Rule 506 under the Securities Act.

For a description of options granted to Named Executives and Directors, see Item
10, "Executive Compensation." See also Note 6 to the our Financial Statements for the period ended December 31, 2001.

Item 6.  Management's Discussion and Analysis or Plan of Operations

For the ensuing twelve-month period, we anticipate that we will expend approximately $1,000,000 on drilling, exploration programs and claim rental fees related to our Montana claims and approximately $30,000 maintaining our Idaho claims. The reduced maintenance costs for the Idaho claims is based upon the goal of management to locate a new partner for the gold properties in order to allow management to concentrate its efforts and resources on the Montana claims.
Subsequent to December 31, 2001, we entered into an agreement with Canden
Capital Corporation to sell them all of our gold interests in Idaho. The transaction remains subject to TSX Venture Exchange approval.

At present, our plan for completing exploration of our Montana property is to begin with a four-year staged program. We have divided the property into various areas and have prioritized these targets. In the 2002 exploration season we intend to expend approximately $1,000,000 exploring our highest priority targets. Based on the results of the 2002 programs and dependent upon funding, we intend to expend an additional $5,000,000 over the 2003 to 2005 exploration seasons to further investigate the highest priority targets. We are currently utilizing the results and interpretations of the 2000 exploration season airborne geophysical program and the recently completed ground geophysical program in an effort to locate the most favorable targets for our current systematic surface and drill sampling programs. The approach has identified several geophysical anomalies, which on a priority basis will be the subject of the remainder of the 2002 season exploration program and future programs. This systematic approach will be employed to assist us in determining the location, size and average grade of mineralization within our property.

We believe that we will require approximately $460,000 for general and administrative expenses for the 2002 fiscal year. The budget includes approximately $265,000 for wages, consulting fees and benefits, $92,000 for professional fees, $42,000 for office costs and rent, $38,000 for corporate travel and board meetings and $24,000 for shareholder information. The amount has decreased from the amount reported for this item in our Annual Report on
Form 10-KSB for the year ended December 31, 2001, as a result of closing administrative offices in Vancouver, British Columbia and Lewiston, Idaho and
decreased professional fees to comply with Canadian and U.S. regulations as a result of more of these tasks being performed with in-house staff. Management will also be employing cost cutting measures on all areas of the general and administrative expenses in an effort to expend as high a proportion of our funds as possible on exploration activities.

Should we discover economic reserves on our property, our current plans would be to look for a take-over by a larger company experienced in the development of a producing mine or a joint venture or similar agreement to advance the project through the development of a mine.
                                       39

We are also investigating the possibility of a listing on the Alternative
Investment Market, operated by the London Stock Exchange, in the coming months and have established a preliminary budget of $300,000 to accomplish this task.

We were incorporated on September 15, 1988 and since that time have raised our capital resources through an Initial Public Offering completed in Canada on
April 12, 1991, the proceeds of a series of private placements, the proceeds of a Short Form Prospectus offering, the proceeds from stock option exercises and the proceeds from the issuance of convertible securities.

Our financial statements are prepared in accordance with Canadian generally accepted accounting principles ("GAAP") and the analysis of liquidity and capital resources herein is based upon these statements. Our financial statements contained in this prospectus include a reconciliation of Canadian
GAAP to U.S. GAAP at Note 12 for the December 31, 2001 financial statements, at
Note 6 for the March 31, 2002 interim financial statements and at Note 7 for the
June 30, 2002 interim financial statements.

We have had negative cash flows from operating activities since inception, and expect that such negative cash flows will continue. For the period ended June
30, 2002 and the years ended December 31, 2001, 2000, and 1999, the negative cash flows from operating activities are summarized as follows:

                                                                                  Six
                                                                                  Months
                                           Years Ended 31 December                Ended
                                 -------------------------------------------      30 June
 Cash Flows Statement Data                2001           2000           1999      2002
--------------------------------------------------------------------------------------------
Net cash used in operating
activities-Canadian basis      $   (1,059,258)   $  (899,843)  $ (466,777)  $  (1,108,840)

Exploration (costs) recovery         (829,185)      (740,786)    (422,594)         72,878
                                 -------------------------------------------------------------
Net cash used in operating
activities - U.S. basis        $   (1,888,443)   $(1,640,629)  $ (889,371)  $  (1,035,962)
--------------------------------------------------------------------------------------------

For Canadian purposes, exploration costs are treated as investing activities as the related costs are capitalized on an individual property basis until such time as an economic ore body is defined or an event occurs, which indicates a need to consider the recoverability of the carrying value. Under U.S. generally accepted accounting principles a much more conservative approach is required and exploration costs are expensed in the period incurred and are considered to be part of our operating activities and expenses.

We have had negative cash flows from investing activities since inception, and expect that such negative cash flows will continue. For the period ended June
30, 2002 and the years ended December 31, 2001, 2000, and 1999, the negative cash flows from investing activities are summarized as follows:

                                                                                         Six
                                                                                      Months
                                             Years Ended 31 December                   Ended
                                 -------------------------------------------         30 June
 Cash Flows Statement Data                2001           2000           1999            2002
--------------------------------------------------------------------------------------------
Net cash provided by (used
in) investing activities-
Canadian basis                   $  (1,134,824)  $ (1,278,717)  $   (619,017)  $      59,185

Exploration costs                      829,185        740,786        422,594         (72,878)
                                 -----------------------------------------------------------
Net  cash  used  in  investing
activities - U.S. basis          $    (305,639)  $   (537,931)  $   (196,423)  $     (13,693)
--------------------------------------------------------------------------------------------

We have had positive cash flows from financing activities since inception. For the period ended June 30, 2002 and the years ended December 31, 2001, 2000, and
1999, the positive cash flows from financing activities are summarized as follows:
                                                                         Six
                                                                      Months
                               Years Ended 31 December                 Ended
                          ----------------------------------         30 June
Cash Flows Statement Data        2001        2000         1999          2002
----------------------------------------------------------------------------
Net cash provided by
financing activities-
Canadian and U.S. basis   $   2,255,494 $2,173,118  $1,117,337   $ 1,201,178
----------------------------------------------------------------------------

As of December 31, 2001, we had a working capital deficiency of $624,250 and as at June 30, 2002 our position had improved such that our working capital was
$315,861.

Subsequent to December 31, 2001, we raised a total of $1,554,625 through June
30, 2002. Further, as part of the February 2002 private placement, we issued a convertible debenture payable in the amount of $1,000,000. We will draw down the proceeds of this debenture as required over the course of the 2002 exploration season. The debenture is convertible into units of our common stock at the rate of one unit per C$0.35 of debt converted at the option of the holder. Each unit will consist of one common share and one-half of one common share purchase warrant, which allow the holder to acquire an additional common share for two one-half common share purchase warrants and C$0.70 for two years to December 19,
2003. However, we will require additional funding to continue our operations during the next twelve months. We will be dependent on the proceeds of debt and equity financing such as private placements, the issuance of convertible securities, the exercise of stock options and warrants, and optioning or selling our properties or other assets to fund our mineral exploration expenditures and our general and administrative costs. Without such proceeds, we may not continue as a going concern. There can be no assurance that such funding will be available.

We do not expect to purchase or sell significant equipment, and we do not expect significant changes in the number of employees over the next twelve months. As at December 31, 2001 we have two full-time and two part-time employees employed in our exploration and administration areas. The number of employees does not include Mr. Kenneth A. Scott, our Chief Financial Officer, whose time is billed by his partnership and is included in professional fees.

The accounts of our Canadian operations have been translated into U.S. dollars.
Monetary assets and liabilities are converted at year-end rates, while all other assets and liabilities are converted at historical rates. Revenue, expense and exploration items are converted at the average rate of exchange prevailing during the year. Gains and losses arising on translation are included in earnings. The effect of foreign currency fluctuations is immaterial to our operations.
                                       41

We are required to set aside $117,800 in reclamation deposits related to our resource properties in order to satisfy local property reclamation requirements.
Compliance with environmental regulations is not expected to have a material effect on our earnings, competiveness and capital expenditures until such time as an economic resource is located and a mine is developed.

ITEM 6A.  RISK FACTORS

The risks described below are not the only ones facing us. Additional risks not presently known to us, or which we currently consider immaterial may also adversely affect our business. We have attempted to identify the major factors under the heading "Risk Factors" that could cause differences between actual and planned or expected results, but we cannot assure you that we have identified all of those factors. If any of the following risks actually happen, our business, financial condition and operating results could be materially adversely affected.

We are a mineral exploration company without operating history.

We are in the business of exploring natural resource properties: a highly speculative endeavor. Only persons who can afford the total loss of their investment should make an investment in our securities. We have not had revenues from operations to date, nor the provision of return on investment and there is no assurance that we will produce revenue, operate profitably or provide a return on investment in the future. All of our properties are in the exploration-stage without a known body of ore. There is no guarantee that ore will be found or that if it is found that it will be found in commercially mineable quantities. Few properties, which are explored, are ultimately developed into producing mines.

We have incurred net losses to date and depend upon outside capital.

Our financial statements are prepared using Canadian generally accepted accounting principles ("GAAP") and so much of the disclosures and discussion herein is based upon these accounting principles. Our December 31, 2001 financial statements contain a reconciliation of the significant differences between Canadian GAAP and U.S. GAAP at Note 12.

As at December 31, 2001, under U.S. GAAP our accumulated deficit was $16,941,273
(Canadian GAAP $12,808,244) and we had a working capital deficiency of approximately $624,000.

We believe that we will require $1,000,000 for the 2002 exploration season and approximately a cumulative $5,000,000 for the 2003 to 2005 exploration seasons to gain a sufficient level of understanding of our current exploration targets.
These estimates are based upon obtaining positive results, which indicate that additional work is warranted. Subsequent to December 31, 2001 we raised approximately $866,500 in two private placements of our securities and entered into a convertible debenture agreement for an additional $1,000,000 to be drawn upon as funds are required for the 2002 exploration program. Accordingly, we have sufficient funds available to complete our current exploration plans for the 2002 season but will require additional funds for the 2003 through 2005 seasons. Our Montana property is very large and to adequately explore the entire area is beyond our capability. Our plan is to concentrate on the targets, which our aerial geophysics has identified and to look for other parties to explore the other areas of the property through option agreements, joint ventures or other exploration agreements. Claims, which cannot be optioned-out or joint-ventured to other parties or claims, which are less prospective may be dropped to reduce future holding costs.

Additional funds will have to be raised in order to finance further exploration of our properties. We may be unable to raise this additional financing other than through the sale of additional equity capital. If additional financing is raised through the sale of equity capital, investors may suffer a further dilution of their investment. The only alternative for the financing of further exploration would be the offering by us of an interest in the properties to be earned by another party or parties carrying out further exploration thereof.
This could result in a substantial dilution of our interest in such property.
There are no assurances that such sources of financing will be available or, if available, that the terms thereof will be acceptable to us.

We may not discover ore in commercial quantities.

Exploration for minerals is a speculative venture necessarily involving substantial risk. There is no certainty that the expenditures to be made by us in the exploration of the interests described herein will result in discoveries of commercial quantities of ore. We currently have no reserves on our properties.
Our claims in Montana were acquired mainly through a staking program. Most of these claims were previously owned by the Stillwater Mining Company. In October of 1993, Stillwater Mining Company elected not to pay the claim rental fees for certain of its staked claims and abandoned in excess of 1,346 claims. As a result, those claims for which Stillwater Mining Company elected not to pay the required claim rental fee were adjudicated by the BLM as relinquished.

There may not be a ready market for the sale of platinum and palladium.

There is no assurance that even if commercial quantities of ore are discovered, a ready market will exist for its sale. Factors beyond our control may affect the marketability of any platinum and palladium discovered.

In the event that our exploration program is successful, the profitability of any future operations, which may be brought into production on claims owned or under our control, could be significantly affected by changes in the market prices of platinum group metals (PGM). Prices fluctuate widely and are influenced by numerous factors beyond our control, including such factors as expectations for inflation, currency exchange fluctuations, particularly between the South African Rand and the US Dollar, global and regional demand for PGM, consumption patterns, speculative activities, international economic trends, political and economic conditions, and production quantities and costs in the other PGM producing countries, including the Republic of South Africa and
Russia. Since some of the world supply of platinum and palladium is a by-product of the mining of nickel and copper, a portion of the worldwide production of platinum and palladium is unrelated to the demand for such metals. Accordingly, ordinary market balancing mechanisms may be less effective.

Approximately 50 percent of current world platinum demand is for industrial and manufacturing processes, more than one-half of which is used by the global auto industry in the manufacture of catalytic converters for emission control on automobiles. Autocatalyst demand is dependent upon growth in new vehicle sales in countries where legislation requires specific exhaust emission standards; new vehicle sales are in turn dependent upon general economic conditions. In addition to the United States, legislation requiring emission control on automobiles has been enacted in many countries including Japan and Europe and emission standards have become more stringent and comprehensive over time. If a substitute material, which is more cost effective than PGM, can be developed, tested and accepted by the regulatory authorities, the automobile industry and the public then the demand for platinum could be significantly and negatively impacted.

Approximately 50 percent of current world platinum demand is for the production of jewelry, such as gem settings for rings and for investment / collector coins.
Historically, jewelry demand has been most significant in Japan and China and, since 1998, in North America. A change in the attitude of consumers in any of these markets could negatively impact the demand for and the price of platinum.

Palladium, like platinum, has numerous industrial applications. In 2000, approximately 60 percent of palladium consumption was in autocatalysts.
Approximately 25 percent of consumption was in the electronics industry. Dental, chemical and jewelry consumption are also significant.

To some extent, platinum and palladium can be substituted for one another in the autocatalysis application. The ability to substitute one metal for the other should serve to keep the price of the two metals in equilibrium over the medium term. However, if a substitute material, which is more cost effective than PGM, can be developed, tested and accepted by the regulatory authorities, the automobile industry and the public then the demand for palladium could be significantly and negatively impacted.

In the electronics sector, the consumption of palladium particularly as the conductive element in multi-layer ceramic capacitors peaked at about 2.6 million ounces in 1997. In 2000, consumption of palladium in the electronics sector amounted to about 25 percent of demand. The intensity of use of palladium in this sector has declined significantly during the last five years. However, the number of capacitors required to support the expanding demand in electronic applications has sustained the demand in the range 2 to 2.2 million ounces in the years 1998 thru 2000. In low-end electronic applications, such as children's toys, palladium is being substituted by base metals, copper and nickel. However, in high-end applications, where reliability is a concern such as in automobile and personal comupters, palladium is the metal of choice. If a substitute material which is more cost effective than PGM can be developed, tested and accepted by the electronics industry particularly for high-end applications, then the demand for palladium could be significantly and negatively impacted.

The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in us not receiving an adequate return on invested capital.

Mining is dangerous and we could face claims for personal injury or property damage.

Mining activities involve significant physical and environmental risk. There are continuous hazards to mine workers arising from poor ventilation, slides, cave-ins, the operation of heavy equipment below ground, and the use of explosives and toxic chemicals in mining, processing and refining operations. We are required to contribute to state industrial insurance and workman's compensation plans. Our general liability insurance against claims for personal injury or property damage is limited to $5,000,000(US) per person and
$5,000,000(US) per occurrence. We could be held liable for personal injury or property damage claims substantially in excess of our coverage.

We could also face claims by individuals and government agencies arising from our use and potential discharge of toxic chemicals. We do not have environmental liability insurance now, and we may not be able to obtain such insurance in the future at a reasonable cost. Insurance companies have, in some cases, successfully asserted that harm caused by the intentional use of toxic substances is not covered by their policies regardless of the precautions that were taken by the insured. If we incur liability for environmental harm while uninsured, the resulting cost could seriously weaken our financial condition.

Our potential profitability is subject in part to matters over which we have no control.

Potential profitability of mining ventures and mineral properties depends upon factors beyond our control. For instance, world prices of, and markets for, platinum and palladium are unpredictable, highly volatile, potentially subject to government fixing, pegging and controls, and respond to changes in domestic, international, political, social and economic environments. Since January 2001, the world price for platinum, as published by Kitco.com, has ranged from a low of approximately $400 per ounce to a high of approximately $650 and has recently been in the $520 to $560 per ounce range. Over the same period, the world price for palladium, as published by Kitco.com, has ranged from a low of approximately
$300 per ounce to a high of approximately $1,100 and has recently been in the
$320 to $340 per ounce range. Our future profitability, should economic reserves of platinum and palladium be discovered, will be directly linked to the volatile world prices of platinum and palladium.

Additionally, in the current period of world-wide economic uncertainty, the availability and costs of funds for exploration and other costs have become increasingly difficult, if not impossible, to project. These changes and events could materially affect our financial condition.

We may face substantial costs for compliance with existing and future legislation, government controls and environmental controls.

Our business is subject to extensive federal, state and local governmental controls and regulations, including regulation of mining and exploration operations, discharge of materials into the environment, disturbance of land, reclamation of disturbed lands, threatened or endangered species and other environmental matters. Compliance with existing and future laws and regulations may require additional control measures and expenditures which cannot be estimated at this time.

We must seek governmental permits for exploration activities at our properties.
Obtaining the necessary govemmental permits is a complex and time-consuming process involving numerous federal, state and local agencies. The duration and success of the permitting efforts are contingent upon many variables not within our control. All our future exploration and development projects require or will require a variety of permits. The failure to obtain certain permits could have a material adverse effect on our business, operations and prospects. Presently, we have our drill sites for the 2002 season fully permitted. However, we will require additional drill sites to be permitted as we continue to explore our current targets over the 2003 to 2005 seasons or for new drill sites should the results of the current drilling program so dictate.

Compliance requirements for any mines and mills may require substantial additional control measures that could materially affect proposed permitting and construction schedules for such facilities. Under certain circumstances, facility construction may be delayed pending regulatory approval. The cost of complying with existing and future laws and regulations may render existing and any future properties unprofitable and could adversely affect the value of our mineralized material, if any.

Our business is subject to extensive environmental regulations including
Environmental Protection Laws, Clean Air Act, Clean Water Act, Endangered
Species Act, National Environmental Policy Act and State Environmental
Protection Laws. In the context of environmental protection permitting, including the approval of reclamation plans, we must comply with the known standards and existing laws and regulations which may entail greater or lesser costs and delays depending on the nature of the activity to be permitted and the interpretation of the regulations implemented by the permitting authority.
Compliance with existing and future laws and regulations may require additional control measures and expenditures which cannot be estimated at this time. The cost of complying with existing and future laws and regulations may render existing and any future properties unprofitable and could adversely affect the value of our mineralized material, if any.

Our properties may be subject to title disputes.

We have not performed formal title searches on all the claims, which we hold and we do not perform formal title searches on an ongoing basis. Our properties may be subject to prior unregistered agreements or transfers of native land claims, and title may be affected by undetected defects. In addition, certain of our boundaries have not been surveyed and, therefore, their precise location and area may be in doubt. Should a title dispute arise and should our title not stand we could lose the related claim or claims, which could have a material adverse effect on our business, operations and prospects.

If we do not comply with applicable regulatory requirements, we may lose rights to unpatented mining claims.

In order to establish rights to mining claims in the United States, certain criteria must be met, including the erection of a monument, and the posting of a location notice marking the boundaries of the "unpatented" mining claim, together with filing a Notice of location within the county in which the unpatented claim is located. If the statutes and regulations for the location of an unpatented mining claim are complied with, the claimant obtains a valid possessory right to the contained minerals. To preserve an otherwise valid unpatented mining claim, a claimant also must make certain additional filings with the county and the US Bureau of Land Management and annually pay a fee required by the US regulatory authorities. Failure to pay the fee or make the required filings may render the unpatented mining claim void or voidable.
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

We depend on key technical personnel and may unable to hire or retain such personnel or general labor.

For us to succeed, we may be required to hire and retain additional geologists and mining engineers. In any case, if we develop our claims we must hire supervisors, heavy-equipment operators, experienced hard-rock miners and general laborers. We will compete for these personnel in Montana with other mining and exploration companies in addition to other heavy equipment users. In periods of high employment in the mining industry we may be unable to attract and retain sufficient competent employees to fulfill our business plans efficiently and meet our budgets. Failure to retain such key employees or consultants or to attract and retain additional key employees or consultants with the necessary skills could have a materially adverse impact upon our growth and profitability.
As of the date hereof, key person life insurance has not been established for any director or officer.

We have no significant assets except our mining claims.

Our assets are comprised of our mining claims and modest amounts of cash. Our claims have no value apart from the economically recoverable metals, if any, they contain. We do not have the financial or technical resources to acquire other assets or engage in other businesses if our claims prove to be unproductive. Should our claims not contain any economically recoverable metals, then we may not be able to continue as a going concern. See also Note 1 to our consolidated financial statements for the year ended December 31, 2001 where the going concern issue is further addressed.

We may not remain in business without obtaining additional financing.

Our December 31, 2001 financial statements contain in Note 1 the following description related to our ability to continue as a going concern: "These consolidated financial statements have been prepared assuming the Company will continue as a going concern and be able to realize assets and liquidate liabilities in the normal course of business. Since its inception, the Company has incurred significant losses during the exploration stage and at December 31,
2001 has a net working capital deficiency of approximately $624,000. These factors, along with the uncertainties regarding the Company's ability to obtain necessary financing to develop its properties and to successfully develop economic ore reserves on these properties and realize profitable production levels or proceeds from their disposition, raise substantial doubt about the
Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. Management of the Company continues to seek additional sources of financing to fund its ongoing capital needs and mitigate its working capital deficiency. The Company is presently considering additional funding sources including the sale of its common stock. Additionally, the Company is seeking additional joint venture partners to assist in the exploration and development of certain of its other properties. There can be no assurance that the Company will be successful in obtaining additional funds or in locating suitable joint venture partners to assist in the exploration and development of its mineral properties."
                                       46

Further our auditors in their opinion dated February 22, 2002 added the following comments for U.S. Readers on Canada - U.S. Reporting Conflict: "In the
United States, reporting standards for auditors require the addition of an explanatory paragraph (following the opinion paragraph) when the financial statements are affected by significant conditions and events that cast substantial doubt on the company's ability to continue as a going concern, such as those described in Note 1 to the consolidated financial statements. Our report to the shareholders dated February 22, 2002 (except for note 11, which is at March 7, 2002) is expressed in accordance with Canadian reporting standards which do not permit a reference to such events and conditions in the auditors'
report when these are adequately disclosed in the financial statements."

Should we not remain a going concern then the effect could have a material adverse effect on our business, operations and prospects.

U.S. shareholders may face potential tax risks due to our status as a Canadian
Corporation.

Our U.S. shareholders should note that we believe that we are a Passive Foreign
Investment Corporation ("PFIC") as that term is defined for U.S. income tax purposes. As a result, a U.S. shareholder may be subject to adverse income tax consequences resulting form their investment in us and we urge U.S. holders to consult with competent U.S. tax advice concerning the impact of the PFIC rules on their investment in us.

A more detailed discussion of the potential tax risks, which our U.S.
shareholders may face can be found in Item 5 of Part II.

We are incorporated in a foreign country, which may affect the enforceability of civil liabilities.

We are incorporated under the laws of a foreign country, some of our officers and directors are residents of a foreign country and a substantial portion of our assets and such persons' assets are located outside the United States. As a result, it may be difficult for holders of our common shares, with respect us or any of our non-U.S. resident executive officers, directors, or experts we have named in this registration statement to (i) effect service of process within the
United States; (ii) enforce judgments obtained in the U.S. courts based on the civil liability provisions of the U.S. federal securities laws; (iii) enforce judgments of U.S. courts based on the civil liability provisions of the U.S.
federal securities laws in a Canadian court; and (iv) bring an original action in a Canadian court to enforce liabilities based on the U.S. federal securities laws.

We will be filing our quarterly forms in the United States pursuant to Rule
13a-13(c)(2) of the Securities Act of 1934, which will limit the amount of financial information available to Investors.

Under Rule 13a-13(c)(2) of the Securities Act of 1934, Part I of the Form 10-QSB
is not required to be included as we are a mining company in the exploration stage with no history of production and no receipts from the sale of mineral products. As a result, our quarterly filings will not include interim consolidated financial statements, management discussion and analysis nor plan of operation disclosures included by most other similar companies.

Item 7.  Financial Statements

We file financial statements that are prepared in accordance with generally accepted accounting principles in the Canada. For a description of the primary differences between Canadian and United States generally accepted accounting principles, see Note 12 to our Financial Statements for the period ended
December 31, 2001. See also Notes 1 and 2 to our Financial Statements for the period ended December 31, 2001.
                                       48

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

Chartered Accountants
Vancouver, B.C., Canada
February 22, 2002 (except note 11, which is at March 7, 2002)

Comments by the Auditors for U.S. Readers on Canada - U.S. Reporting Conflict

In the United States, reporting standards for auditors require the addition of an explanatory paragraph (following the opinion paragraph) when the financial statements are affected by significant conditions and events that cast substantial doubt on the company's ability to continue as a going concern, such as those described in Note 1 to the consolidated financial statements. Our report to the shareholders dated February 22, 2002 (except for note 11, which is at March 7, 2002) is expressed in accordance with Canadian reporting standards, which do not permit a reference to such events and conditions in the auditors'
report when these are adequately disclosed in the financial statements.

Signed "PricewaterhouseCoopers LLP"

Chartered Accountants
Vancouver, B.C., Canada
February 22, 2002 (except note 11, which is at March 7, 2002)

Idaho Consolidated Metals Corp.                                      Statement 1
(An Exploration Stage Company)
Consolidated Balance Sheets
As at December 31
U.S. Funds

ASSETS                                                                     2001              2000
-------------------------------------------------------------------------------------------------
Current
   Cash and cash equivalents                                  $          87,920  $         26,508
   Other                                                                 31,712            11,962
                                                              -----------------------------------
                                                                        119,632            38,470
Restricted Investments                                                  117,811            90,000
Property, Plant and Equipment, net (Note 3)                             115,810           342,227
Property Rights (Note 4)                                              2,630,660         2,097,967
                                                              -----------------------------------
                                                              $       2,983,913  $      2,568,664
-------------------------------------------------------------------------------------------------
LIABILITIES
-------------------------------------------------------------------------------------------------
Current
   Accounts payable - related parties                         $         243,812  $         58,895
   Other accounts payable                                               500,070           210,475
   Notes payable, due currently (Note 5)                                      -             3,590
                                                              -----------------------------------
                                                                        743,882           272,960
Notes Payable, non-current (Note 5)                                      37,500                 -
Share Subscriptions                                                     353,285                 -
                                                              -----------------------------------
                                                                      1,134,667           272,960
                                                              -----------------------------------
Continued Operations Commitments and Contingencies
   (Notes 1, 4 and 8)

SHAREHOLDERS' EQUITY
-------------------------------------------------------------------------------------------------
Share Capital (Note 6)
   Authorized:
      100,000,000 common shares with no par value
   Issued and outstanding:
        37,165,623 (33,171,201) shares                               14,657,490        12,573,110
Deficit Accumulated During the Exploration Stage                    (12,808,244)      (10,277,406)
                                                              -----------------------------------
                                                                      1,849,246         2,295,704
                                                              -----------------------------------
                                                              $       2,983,913  $      2,568,664
=================================================================================================

ON BEHALF OF THE BOARD:

"Delbert W. Steiner", Director

"John Andrews", Director

    The accompanying notes are an integral part of the consolidated financial statements.

Idaho Consolidated Metals Corp.                                     Statement 2a
(An Exploration Stage Company)
Consolidated Statements of Changes in Shareholders' Equity
U.S. Funds

                                                                           Deficit
                                                            Equity     Accumulated
                                                         Component          During
                                                                of             the
                                 Common Shares         Convertible     Exploration
                              Shares        Amount      Securities           Stage         Total
-------------------------------------------------------------------------------------------------
Balance - December 31,      25,305,841  $  9,804,354  $      50,188  $  (8,273,827)$   1,580,715
1999
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
  Issuance of shares on
   conversion of
   convertible securities
   in May ($0.20 per
   share)                      932,608       188,888        (19,585)             -       169,303
  Issuance of shares for
   cash on exercise of
   warrants in May ($0.70
   per share)                      500           349              -              -           349
  Issuance of shares for
   cash on exercise of
   options in May ($0.25
   per share)                   80,000        16,040              -              -        16,040
  Issuance of shares for
   debt settlement in
   June ($0.95 per share)      252,000       239,202              -              -       239,202
  Issuance of shares for
   cash on exercise of
   warrants in May ($0.70
   per share)                    4,750         3,312              -              -         3,312
                            ---------------------------------------------------------------------
Balance forward             30,517,265  $  11,760,240 $      27,471  $  (8,273,827)$   3,513,884
-------------------------------------------------------------------------------------------------

    The accompanying notes are an integral part of the consolidated financial statements.
                                       51

Idaho Consolidated Metals Corp.                                     Statement 2b
(An Exploration Stage Company)
Consolidated Statements of Changes in Shareholders' Equity
U.S. Funds

                                                                           Deficit
                                                            Equity     Accumulated
                                                         Component          During
                                                                of             the
                                 Common Shares         Convertible     Exploration
                             Shares          Amount     Securities           Stage         Total
-------------------------------------------------------------------------------------------------
Balance carried forward     30,517,265  $  11,760,240 $      27,471  $  (8,273,827)$   3,513,884
  Issuance of shares for
   cash on exercise of
   warrants in August
   ($0.70 per share)               500           348              -              -           348
  Issuance of shares for
   cash in September
   ($0.68 per share)           488,235       332,000              -              -       332,000
  Issuance of shares on
   conversion of
   convertible securities
   in September ($0.18
   per share)                1,526,201       281,965        (27,471)             -       254,494
  Issuance of shares for
   resource property in
   October ($0.66 per
   share)                      200,000        87,117              -              -        87,117
  Issuance of shares for
   resource property in
   November ($0.48 per
   share)                      200,000        61,440              -              -        61,440
  Issuance of shares for
   cash on exercise of
   options in December
   ($0.21 per share)           239,000        50,000              -              -        50,000
  Loss for the year                  -             -              -     (2,003,579)   (2,003,579)
                            ---------------------------------------------------------------------
Balance - December 31,      33,171,201     12,573,110             -     (10,277,406)   2,295,704
2000
  Issuance of shares for
   cash on exercise of
   options in January
   ($0.20 per share)            50,000         9,866              -              -         9,866
  Issuance of shares for
   cash in February
   ($0.53 per share)         1,780,372       939,887              -              -       939,887
  Issuance of shares for
   cash on exercise of
   options  in February
   ($0.17 per share)           100,000        16,890              -              -        16,890
  Issuance of shares for
   cash on exercise of
   warrants in February
   ($0.19 per share)           111,000        20,596              -              -        20,596
  Issuance of shares for
   cash on exercise of
   warrants in March
   ($0.12 per share)           568,000        67,610              -              -        67,610
  Issuance of shares for
   cash on exercise of
   warrants in April
   ($0.80 per share)           325,050       261,626              -              -       261,626
  Issuance of shares for
   cash on exercise of
   options in April
   ($0.24 per share)            75,000        18,003              -              -        18,003
  Issuance of shares for
   cash on exercise of
   options in May ($0.31
   per share)                   75,000        22,875              -              -        22,875
  Issuance of shares for
   cash in June ($0.90)
   per share)                  610,000       548,446              -              -       548,446
  Issuance of shares for
   resource property in
   August ($0.58 per
   share)                      200,000       116,069              -              -       116,069
  Issuance of shares for
   resource property in
   September ($0.63 per
   share)                      100,000        62,512              -              -        62,512
  Loss for the year                  -             -              -     (2,530,838)   (2,530,838)
                            ---------------------------------------------------------------------
Balance -
December 31, 2001           37,165,623  $  14,657,490   $         -  $ (12,808,244)  $ 1,849,246
-------------------------------------------------------------------------------------------------

    The accompanying notes are an integral part of the consolidated financial statements.
                                       52

Idaho Consolidated Metals Corp.                                      Statement 3
(An Exploration Stage Company)
Consolidated Statements of Operations
U.S. Funds

                                                                  Year Ended December 31
                                                            2001            2000            1999
-------------------------------------------------------------------------------------------------
Other Income
   Property option receipts                        $           -  $            -  $            -
   Cost of property options                                    -               -               -
                                                   ----------------------------------------------
                                                               -               -               -
   Interest                                               17,155           7,304           3,838
   Other income                                            3,034          19,362          34,114
                                                   ----------------------------------------------
                                                          20,189          26,666          37,952
                                                   ----------------------------------------------
Operating Expenses
   General and administrative                          1,431,503         799,153         736,033
   Gold property holding costs                           117,911               -               -
   Write-off processing equipment and related
     costs                                               329,285         140,000               -
   Abandonment of property rights                        665,320       1,085,404          23,290
   Loss on disposal of equipment                               -               -               -
   Interest costs                                          7,008           5,688         289,255
   Less interest capitalized                                   -               -               -
                                                   ----------------------------------------------
                                                       2,551,027       2,030,245       1,048,578
                                                   ----------------------------------------------
Loss Before the Following                              2,530,838       2,003,579       1,010,626
   Gain on settlement of lawsuit                               -               -               -
   Gain on settlement of debt                                  -               -               -
                                                   ----------------------------------------------
Net Loss for the Year                              $   2,530,838  $    2,003,579  $    1,010,626
=================================================================================================
Net Loss per Share - Basic and Diluted             $        0.07  $         0.07  $         0.06
=================================================================================================
Weighted Average Shares - Basic and Diluted           36,181,875      29,868,903      16,692,843
=================================================================================================

    The accompanying notes are an integral part of the consolidated financial statements.
                                       53

Idaho Consolidated Metals Corp.                                     Statement 4a
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
U.S. Funds

                                                                   Year Ended December 31
                                                            2001            2000            1999
-------------------------------------------------------------------------------------------------
Operating Activities
  Net loss for the year                            $  (2,530,838) $   (2,003,579) $   (1,010,626)
  Adjustments to reconcile loss to net cash used
    by operating activities
    Amortization                                          22,213          14,329           7,012
    Amortization of interest discount                          -               -         220,901
    Gain on settlement of lawsuit                              -               -               -
    Gain on settlement of debt                                 -               -               -
    Loss on disposal of equipment                              -               -               -
    Write-off of plant and equipment                     329,285         140,000               -
    Abandonment and sale of property rights              665,320       1,085,404          23,290
    Change in:
      Other assets                                       (19,750)          7,379          (2,907)
      Accounts payable - related parties                 184,917         (69,562)        238,972
      Other accounts payable                             289,595         (73,814)         56,581
                                                   ----------------------------------------------
  Net cash used in operating activities               (1,059,258)       (899,843)       (466,777)
                                                   ----------------------------------------------
Investing Activities
  Property rights
    Acquisition costs                                   (190,247)       (521,149)       (250,166)
    Exploration costs                                   (829,185)       (740,786)       (422,594)
  Property, plant and equipment acquisition              (87,581)         (8,782)         (8,257)
  Proceeds on sale of equipment                                -               -           4,000
  Cash in trust                                                -               -          50,000
  Purchase of investment for reclamation bond            (27,811)         (8,000)          8,000
                                                   ----------------------------------------------
  Net cash used in investing activities               (1,134,824)     (1,278,717)       (619,017)
                                                   ----------------------------------------------

    The accompanying notes are an integral part of the consolidated financial statements.
                                       54

Idaho Consolidated Metals Corp.                                     Statement 4b
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
U.S. Funds

             Year Ended December 31
                                                            2001            2000            1999
-------------------------------------------------------------------------------------------------
Financing Activities
  Proceeds from related party notes payable        $           -  $            -  $       72,778
  Repayments on related party notes payable               (3,590)         (9,952)         (4,528)
  Share subscriptions                                    353,285               -               -
  Net proceeds from issuance of convertible
    securities                                                 -               -          42,222
  Net proceeds from sale of common stock               1,905,799       2,183,070       1,006,865
                                                   ----------------------------------------------
  Net cash provided by financing activities            2,255,494       2,173,118       1,117,337
                                                   ----------------------------------------------
Net Increase (Decrease) in Cash and Cash
  Equivalents                                             61,412          (5,442)         31,543
  Cash and cash equivalents - Beginning of period         26,508          31,950             407
                                                   ----------------------------------------------
Cash and Cash Equivalents - End of Period          $      87,920  $       26,508  $       31,950
-------------------------------------------------------------------------------------------------

    The accompanying notes are an integral part of the consolidated financial statements.
                                       55

Idaho Consolidated Metals Corp.                                     Statement 4c
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
U.S. Funds

                                                                 Year Ended December 31
                                                            2001            2000            1999
-------------------------------------------------------------------------------------------------
Supplemental Disclosures of Cash Flow
  Information:
   Cash paid during the period for interest, net
     of amount capitalized                         $       7,008  $        5,688  $       14,122
=================================================================================================
Schedule of Non-Cash Investing and Financing
  Activities:
   Note payable to shareholders incurred for
     property rights                               $           -  $            -  $            -
   Common stock issued for property rights               178,581         296,296               -
   Common stock issued for equipment and process
     rights                                                    -               -               -
   Common stock issued upon conversion of
     accounts payable to related parties                       -         239,202               -
   Common stock issued upon conversion of other
     accounts payable                                          -               -               -
   Common stock issued for conversion of notes
     payable to shareholders                                   -               -       1,047,000
   Conversion of accounts payable to notes
     payable                                                   -               -               -
   Common stock issued for conversation on
     convertible securities                                    -          50,188         241,896
   Property, plant and equipment acquired for
     note payable                                         37,500               -               -

    The accompanying notes are an integral part of the consolidated financial statements.
                                       56

Idaho Consolidated Metals Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2001 and 2000
U.S. Funds
-------------------------------------------------------------------------------
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

        Property rights are comprised of acquisition, development and exploration costs, which are capitalized on an individual property basis until such time as an economic ore body is defined or an event occurs, which indicates a need to consider the recoverability of the carrying value. Capitalized costs associated with a producing property will be amortized on a unit-of-production method based on the estimated life of the ore reserves while costs for abandoned properties are written off in the period in which a decision is made to abandon such property.

        Amortization of furniture and fixtures is based on the estimated lives of the assets using the 20% per annum, declining balance method.
        Amortization of automotive equipment is based on the estimated lives of the assets using the 30% per annum declining balance method.

        Management periodically reviews and obtains independent geological reports in determining if adjustments to the carrying values of each of its mineral properties, on a property-by-property basis, are required to record those properties at the net recoverable amount. The ultimate recoverability of the amounts capitalized for the mineral properties is dependent upon the delineation of economically recoverable ore reserves, the Company's ability to obtain the necessary financing to complete their development and realize profitable production or proceeds from the disposition thereof. Management's estimates of recoverability of the
        Company's investment in various projects have been based on best estimates. However, it is reasonably possible that changes could occur in the near term, which could adversely affect management's estimates and may result in future write-downs of capitalized property carrying values.

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
                                       59

Idaho Consolidated Metals Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2001 and 2000
U.S. Funds
--------------------------------------------------------------------------------
3.  Property, Plant and Equipment

    Following are the major components of property, plant and equipment:

                                             2001               2000
                                 -----------------------------------
Land                             $         71,191  $               -
Building and equipment                          -            329,285
Furniture and fixtures                     97,608             76,036
Automotive                                 32,318                  -
                                 -----------------------------------
                                          201,117            405,321
Less:  Accumulated depreciation           (85,307)           (63,094)
                                 -----------------------------------
                                 $        115,810  $         342,227
                                 -----------------------------------
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

                                                     2001
                                 ---------------------------------------------
                                    Acquisition    Exploration         Total             2000
                                 -------------------------------------------------------------
Stillwater Complex, Montana      $   1,016,821    $ 1,434,086    $ 2,450,907   $    1,918,214
Petsite Project, Idaho                 143,000              -        143,000          143,000
Deadwood Project, Idaho                      1              -              1                1
Buffalo Gulch Property, Idaho           36,750              -         36,750           36,750
Other properties                             2              -              2                2
                                 -------------------------------------------------------------
                                 $   1,196,574    $ 1,434,086    $ 2,630,660   $    2,097,967
                                 -------------------------------------------------------------

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
                                  -----------------------------------------
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

        ii) the Company can earn a 55% interest by completing the following:

                                                                    Cumulative
                                                Cash         Issue  Exploration
                                             Payment        Shares  Expenditures
                                       -----------------------------------------
On signing (paid)                      $       5,000             -  $          -
On signing upon receipt of regulatory
   approval  (issued - 2000)                       -       100,000             -
By January 31, 2001 (issued - 2000)                -       100,000             -
By March 31, 2001 (completed                       -             -       200,000
By January 31, 2002 (Issued 2001)                  -       100,000             -
By March 31, 2002                                  -             -       600,000
By January 31, 2003                                -       100,000             -
By March 31, 2003                                  -             -     1,100,000
By January 31, 2004                                -       100,000             -
By March 31, 2004                                  -             -     1,600,000
By January 31, 2005                                -       100,000             -
By March 31, 2005                                  -             -     2,100,000

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

                                                 Issue
                                                Shares         Annual
                                    Cash        To the    Exploration
                                 Payment       Company   Expenditures
                           ------------------------------------------
On signing                 $   (i)                   -   $         -
                                 55,000
Upon receipt of
 regulatory approval                  -        200,000             -
By May 31, 2002                 135,000              -             -
By November 30, 2003                  -        250,000             -
By December 31, 2003                  -              -        75,000
By November 30, 2004                  -        250,000             -
By December 31, 2004                  -              -       150,000
By November 30, 2005                  -        250,000             -
By December 31, 2005                  -              -       200,000
                           ------------------------------------------
                           $    190,000        950,000   $   425,000
                           ------------------------------------------

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
                                       64

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
                                       65

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

                                       66

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
                                                ---------------------------
Uncollateralized note payable, due in
   monthly payments of $460 including
   interest at 9.0% per annum, due to
   a shareholder                               $           - $       3,590
Uncollateralized note payable, bearing
   interest at 9% per annum, monthly
   payments of interest only, due in full,
   August 1, 2003                                      37,500             -
                                                ---------------------------
                                                       37,500         3,590
Current portion                                             -        (3,590)
                                                ---------------------------
                                                $      37,500 $           -
                                                ---------------------------
--------------------------------------------------------------------------------
                                       68

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
                                               Exercise Price
                                    Number    per Share (C$)   Expiry Date
------------------------------------------------------------------------------
Balance - December 31, 1998        645,000         $ 0.26      October 1999 to
                                                                  April 2002
    Options exercised              (40,000)          0.26      October 1999
    Options expired                (70,000)          0.26      October 1999
    Options granted                465,000           0.37      April 2004
                               -----------------------------------------------
                                                     0.26      May 2000 to
Balance - December 31, 1999      1,000,000        to 0.37         April 2004
    Options granted              1,175,000           0.30      January 2005
    Options granted                500,000       (ii)1.20      March 2005

    Options granted                150,000      (iii)0.72      March 2003

    Options granted                 50,000      (iii)1.12      June 2005
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
                               -----------------------------------------------
                                                   $ 0.26      February 2001 to
Balance - December 31, 2000   (i)2,081,000      to $ 1.20         July 2005
                               -----------------------------------------------
                                       69

Idaho Consolidated Metals Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2001 and 2000
U.S. Funds
--------------------------------------------------------------------------------
6.  Share Capital - Continued

    a)  Common Share Options - Continued
                                             Exercise Price
                                  Number    per Share (C $)  Expiry Date
-----------------------------------------------------------------------------
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
                             ------------------------------------------------
                                                 $ 0.26      April 2002 to
Balance - December 31, 2001    6,256,000      to $ 1.08         November 2006
                             ------------------------------------------------

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

        A summary of the options outstanding at December 31, 2001 is as follows:

                                Number     Exercise Price  Expiry Date
                                          per Share (C $)
-------------------------------------------------------------------------------
                                30,000          $0.26      April 1, 2002
                             2,250,000           1.08      November 15, 2002
                               150,000           0.38      March 4, 2003
                               140,000           0.37      April 7, 2004
                               986,000           0.30      January 14, 2005
                               300,000           0.38      March 24, 2005
                                50,000           0.38      June 25, 2005
                             1,000,000           0.38      January 9, 2006
                             1,000,000           0.38      September 5, 2006
                               350,000           0.27      November 7, 2006
                            ---------------------------------------------------
Balance - December 31, 2001  6,256,000
                            ---------------------------------------------------
                                       70

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
------------------------------------------------------------------------------
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
                              ------------------------------------------------
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
                              ------------------------------------------------
                                                    $ 0.18     March 2000 to
Balance - December 31, 2000     1,339,418        to $ 1.26     September 2002
------------------------------------------------------------------------------
                                       71

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
-------------------------------------------------------------------------------
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
                              --------------- --------------- -----------------
                                                   $ 1.25     April 2002 to
Balance - December 31, 2001    1,413,569        to $ 1.60     January 2003
--------------------------------------------------------------------------------
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
                                           2001        2000          1999
                                      -------------------------------------
Wages and management fees to
    officers and directors            $  437,938  $   154,000 $     139,850
Legal fees to a firm in
    which a director is a partner         92,653      112,090             -
Accounting fees to a firm in
    which an officer is a partner         43,800       45,000        42,100
Interest expense on notes payable
    to shareholders                          123          718       268,988
                                      -------------------------------------
                                      $  574,514  $   311,808 $     450,938
                                      -------------------------------------
    b)  As at December 31, the following amounts remain unpaid in relation to the related party amounts (Note 7a) and are included in accounts payable
        - related parties on the consolidated balance sheets of the Company:

                                             2001           2000
                                    -----------------------------
Wages and management fees
 to officers and directors          $     149,611  $      12,500
Legal fees to a firm in
 which a director is a partner             16,708          9,601
Accounting fees to a firm in
 which an officer is a partner             63,800         35,000
Interest expense on notes
 payable to shareholders                        -              -
                                    -----------------------------
                                    $     230,119  $      57,101
                                    -----------------------------
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
                                       73

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
                                       74

Idaho Consolidated Metals Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2001 and 2000
U.S. Funds
--------------------------------------------------------------------------------
10. Income Taxes - Continued

    b)  As of December 31, 2001, the Company had income tax losses carried forward available to reduce future taxable income, if any. These losses expire at different rates depending on the jurisdiction as follows:
                                         United
                                         States       Canada (C $)
Year                                   (U.S. $)
-------------------------------------------------------------------
2002                            $             -   $       722,000
2003                                          -         1,496,300
2004                                          -           507,900
2005                                          -         1,004,300
2006                                          -         1,023,900
2007                                          -         1,200,900
2008                                          -         2,343,200
2011                                    557,100                 -
2012                                    105,200                 -
2018                                    586,500                 -
2019                                    673,200                 -
2020                                    580,900                 -
2021                                  1,744,000                 -
                                -----------------------------------
                                $     4,246,900   $     8,298,500
                                -----------------------------------

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
                                       75

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

        Under Canadian GAAP, acquisition and exploration costs are capitalized on an individual property basis until such time as an economic ore body is defined or an event occurs, which indicates a need to consider the recoverability of the carrying value and are treated as investing activities. Under U.S. GAAP, the Company expenses exploration costs as incurred and these are treated as operating activities. Under U.S. GAAP, the Company has determined it not appropriate to carry-forward its mineral property acquisition costs and consequently has provided a provision for impairment in the year ended December 31, 2001.

    b)  Statement Reconciliation

        A reconciliation of the consolidated statements of operations from
        Canadian presentation to U.S. presentation is as follows:

                                                     2001            2000            1999
                                           -----------------------------------------------
                                           $    2,530,838   $   2,003,579  $    1,010,626
Net loss - Canadian basis
Compensation expense on common stock
    options granted to non-employees              164,548          83,798               -
Compensation expense on re-priced
    employee options                              330,000               -               -
Amortization of interest discount                       -               -        (220,901)
Provision for impairment                        1,196,574               -               -
Current year exploration costs                    829,185         740,786         422,594
Current year exploration abandonments            (470,527)       (674,901)        (16,341)
                                           -----------------------------------------------
Net loss - U.S. basis                      $    4,580,618   $   2,153,262  $    1,195,978
                                           -----------------------------------------------
Net loss U.S. basis per share
    - Basic and Diluted                    $          0.13  $        0.07  $          0.07
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

                                                     2001            2000            1999
                                           -----------------------------------------------
                                           $   12,808,244   $  10,277,406  $    8,273,827
Deficit accumulated during the
    exploration stage - Canadian basis
Stock compensation expense, prior years'
    cumulative                                  1,285,534       1,201,736       1,201,736
Compensation expense on common stock
    options granted to non-employees              164,548          83,798               -
Compensation expense on re-priced
    employee options                              330,000               -               -
Amortization of interest discount, prior
    years' cumulative                            (277,713)       (277,713)        (56,812)
Amortization of interest discount                       -               -        (220,901)
Provision for impairment                        1,196,574               -               -
Current year exploration costs                    829,185         740,786         422,594
Current year exploration abandonments            (470,527)       (674,901)        (16,341)
Prior years' exploration costs, net of
    abandonments                                1,075,428       1,009,543         603,290
                                           -----------------------------------------------
Deficit accumulated during the             $   16,941,273   $  12,360,655  $   10,207,393
    exploration stage - U.S. basis
                                           -----------------------------------------------
Notes payable to shareholders,
    non-current - Canadian basis           $            -   $           -  $        3,590
Non-detachable convertible security
    instruments                                         -               -         292,084
Amortization of interest discount                       -               -        (292,084)
                                           -----------------------------------------------
Notes payable to shareholders,             $            -   $           -  $        3,590
    non-current - U.S. basis
                                           -----------------------------------------------
Property rights - Canadian basis           $    2,630,660   $   2,097,967  $    1,625,140
Provision for impairment                       (1,196,574)              -               -
Current year exploration expense
    abandonments                                  470,527         674,901          16,341
Prior years' exploration costs, net of
    abandonments                               (1,075,428)     (1,009,543)       (603,290)
Current year exploration costs                   (829,185)       (740,786)       (422,594)
                                           -----------------------------------------------
Property rights - U.S. basis               $            -   $   1,022,539  $      615,597
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

                                                     2001            2000            1999
                                           -----------------------------------------------
                                           $   14,657,490   $  12,573,110  $    9,804,354
Share capital - Canadian basis
Amortization of interest discount, prior
    years' cumulative                            (277,713)       (277,713)        (56,812)
Stock compensation expense, prior years'
    cumulative                                  1,201,736       1,201,736       1,201,736
Compensation expense on common stock
    options granted to non-employees,
    cumulative                                    248,346          83,798               -
Compensation expense on re-priced
    options to employees                          330,000               -               -
                                           -----------------------------------------------
Share capital - U.S. basis                 $   16,159,859   $  13,580,931  $   10,949,278
                                           -----------------------------------------------
        A reconciliation of certain consolidated cash flow activities from Canadian presentation to U.S. presentation is as follows:
                                                     2001            2000            1999
                                           -----------------------------------------------
Net cash used in operating activities -
    Canadian basis                         $   (1,059,258)  $    (899,843) $     (466,777)
Exploration costs                                (829,185)       (740,786)       (422,594)
                                           -----------------------------------------------
Net cash used in operating activities -
    U.S. basis                             $   (1,888,443)  $  (1,640,629) $     (889,371)
                                           -----------------------------------------------
Net cash used in investing activities -
    Canadian basis                         $   (1,134,824)  $  (1,278,717) $     (619,017)
Exploration costs                                 829,185         740,786         422,594
                                           -----------------------------------------------
Net cash used in investing activities -
    U.S. basis                             $     (305,639)  $    (537,931) $     (196,423)
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

                                                       2001            2000          1999
                                               -------------------------------------------
Net loss U.S. basis (Note 12a)
    As reported                                $  4,580,618   $   2,153,262 $   1,195,978
    Pro forma                                     4,957,841       2,613,812     1,279,678
Net loss per share U.S. basis (Note 12a)
    As reported                                $       0.13   $        0.07 $        0.07
    Pro forma                                          0.14            0.09          0.08

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                       2001          2000          1999
                                               -------------------------------------------
Expected dividend yield                                0.00%         0.00%         0.00%
Expected stock price volatility                      110.51%       125.01%       151.82%
Risk-free interest rate                                4.64%         5.83%         5.00%
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

The following table sets forth the name, age and position of our Executive
Officers and Directors as of December 31, 2001.

Name and                Age     Principal Occupation for Previous Five Years
Municipality
of Residence

John E. Andrews         55      From September 19, 1994 until July 30, 1999, Mr.
Greensboro, GA,                 Andrews was President and COO of Stillwater
President and CEO               Mining Company, a mining company publicly traded
                                on the American Stock Exchange. During 2000 and
                                2001, Mr. Andrews was engaged as a consultant to
                                a number of precious and base metals mining
                                companies including Beartooth Platinum
                                Corporation and on August 28th, 2001 Mr. Andrews
                                was appointed a Director of the Company. From
                                October 9, 2001 to the present Mr. Andrews
                                principal occupation is as President and CEO of
                                the Company.

Delbert W.              57      Mr. Steiner's principal occupation in the last
Steiner(1)                      five years is as President of the Company from
Lewiston, ID                    September 15, 1988 to June 27, 1997 and from
Director,                       July 23, 1997 to October 9, 2001 and CEO of the
                                Company from June 24, 1996 to June 27, 1997 and
                                July 23, 1997 to October 9, 2001.

Theodore                55      Director of the Company since July 22, 1997. Mr.
Tomasovich(1)                   Tomasovich's principal occupation in the last
Los Angeles, CA                 five years was as President of PYJ Corporation,
                                a real estate development company, from Director
                                October 1988 to the present.

James W.                62      Director of the Company since August 28, 2001.
Ashcroft(1)                     Mr. Ashcroft's principal occupation in the last
Sudbury, Ontario                five years was as President of J.W. Ashcroft &
Director                        Assoc. Ltd. - Mining Consultants from 1998 to
                                2001 and prior to 1998 as President of the
                                Ontario Division of INCO Ltd.

Marc J. Oppenheimer     44      Director of the Company since January 9, 2001.
Leonia, NY                      Mr. Oppenheimer's principal occupation in the
Director                        last five years was as President, CEO and
                                Director of Crystallex International Corporation
                                from 1995 to the present.

Luca Riccio             57      Director of the Company since January 9, 2001.
North Vancouver, BC             Mr. Riccio's principal occupation in the last
Director                        five years was as the VP Exploration, Crystallex
                                International Corporation from 1996 to the
                                present. Prior to 1996, Mr. Riccio was part of
                                the Canadian Development Agency in Brazil and
                                consultant to a number of Brazilian Companies.

David Fraser (2)        64      Director of the Company since June 23, 2000. Mr.
Vancouver, B.C.                 Fraser is a lawyer and partner of Fraser &
Director                        Company, since 1977 and a director of Archon
                                Minerals Ltd. since 1988.

Wilfried.J. Struck      43      VP, Mining and Exploration and Chief Operating
Lewiston, Idaho                 Officer of the Company since August 29, 1995.
VP, Mining and                  Mr. Struck's principal occupations in the last
Exploration and                 five years was as a self employed consulting
Chief Operating                 geological mining engineer from July, 1991 to
Officer                         August 29, 1995 and as COO of the Company from
                                August 1995 to the present.

Kenneth A. Scott        44      Chief Financial Officer of the Company since
Surrey, B.C.                    March 25, 1995. Mr. Scott's principal occupation
Chief Financial                 in the last five years was as a partner in
Officer                         Staley, Okada, Chandler & Scott, Chartered
                                Accountants.

Diane R. Garrett        42      VP, Corporate Development of the Company since
Center Point, TX                June 2001. Ms. Garrett's principal occupation in
VP, Corporate                   the last five years was as VP Corporate
Development                     Development of Dayton Mining Corporation from
                                February 1996 to August 2000 and as a director
                                of Romarco Minerals from 1999 to the present.
                                From August 2000 to June 2001, Ms. Garrett was
                                engaged as a consultant in the precious metals
                                mining industry.

Vanessa Bachman         31      Accountant with the Company since 1996 and
Lewiston, Idaho                 Corporate Secretary since 2000. Ms. Bachman's
Corporate Secretary             principal occupation in the last five years was
                                an accountant with the Company.

(1)     Member of our Audit Committee.
(2)     Resigned effective April 1, 2002.

Each Director is elected annually and holds office until the next annual meeting and until his successor is duly elected, unless his office is earlier vacated in accordance with our Articles.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the our directors, officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership on Form 3 and reports of changes in ownership of common stock and other of our equity securities on Form 4 and/or Form 5. Officers, directors and
greater-than-ten-percent shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports on Forms 3, 4, and 5 as they are filed.

Based upon a review of Forms 3, 4 and 5 and amendments thereto, furnished to us during or respecting our last fiscal year, and the insider trading reports filed with the British Columbia Securities Commission, the following persons who, at any time during the most recent fiscal year, were directors, officers, beneficial owners of more than 10% of any class of our equity securities or any other persons known to be subject to Section 16 of the Exchange Act failed to file, on a timely basis, reports required by Section 16(a) of the Exchange Act:

During the year, John Andrews, Chairman, President and Chief Executive Officer,
late filed one Section 16 form reporting the acquisition of options to purchase
400,000 shares of the our common stock. Mr. Andrews also late filed a Form 3
Initial Statement of Beneficial Ownership at the time he was elected as a director.

During the year, Delbert W. Steiner, Director, late filed seven Section 16 forms reporting twenty-two dispositions of a total of 185,100 shares; twenty-four transactions related to the acquisition of 594,600 shares, and the acquisition of options to purchase 275,000 shares of our common stock.

During the year, Theodore Tomasovich, Director, late filed seven Section 16 forms reporting one transaction related to the acquisition of 305,000 shares and eight transactions related to the disposition of 4,870,000 shares indirectly held by him as a beneficiary of the Tomasovich Family Trust; four transactions related to the disposition of 37,000 shares indirectly held by him as a beneficiary of the Stillwater Trust, the acquisition of 139,000 shares directly on exercise of options and the acquisition of an option to purchase 100,000 shares of our common stock.

During the year, David Fraser, Director, late filed two Section 16 forms reporting one transaction related to the acquisition of 5,000 shares on the exercise of warrants and the acquisition of options to purchase 100,000 shares.

During the year, James W. Ashcroft, Director, late filed one Section 16 form reporting the acquisition of options to purchase 200,000 shares of our common stock. Mr. Ashcroft also late filed a Form 3 Initial Statement of Beneficial
Ownership at the time he was elected as a director.

During the year, Marc Oppenheimer, Director, late filed one Section 16 form reporting the acquisition of options to purchase 250,000 shares of our common stock. Mr. Oppenheimer also late filed a Form 3 Initial Statement of Beneficial
Ownership at the time he was elected as a director.

During the year, Luca Riccio, Director, late filed one Section 16 form reporting the acquisition of options to purchase 250,000 shares of our common stock. Mr.
Riccio also late filed a Form 3 Initial Statement of Beneficial Ownership at the
time he was elected as a director.

During the year, Kenneth A. Scott, Chief Financial Officer, late filed two
Section 16 forms reporting the acquisition of options to purchase 75,000 shares;
the acquisition of a total of 75,000 shares on exercise of options, and two transactions related to the disposition of a total of 50,076 shares of our common stock.

During the year, Wilfried Struck, Chief Operating Office and Vice President of
Mining and Exploration, late filed three Section 16 forms reporting the acquisition of options to purchase 150,000 shares; three transactions related to the disposition of a total of 7,000 shares of our common stock and one transaction related to the acquisition of 50,000 shares of common stock.

During the year, Diane Garrett, Vice President of Corporate Development, late filed one Section 16 form reporting the acquisition of options to purchase
200,000 shares. Ms. Garrett also did not file a Form 3 Initial Statement of
Beneficial Ownership at the time she was appointed as an officer.

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
1999.

                    Annual Compensation                  Long Term Compensation
                                                             Awards                Pay-outs
                                                                        Restricted
                                                            Securities  Shares of
Name and                                       Other        Under       Restricted
Principal     Year        Salary or            Annual       Options     Share      LTIP     All Other
Position      Ending       Fee         Bonus   Compensation Granted     Units     Pay-outs  Compensation
--------------------------------------------------------------------------------------------------------
John E.          2001     US$20,655      -         -         400,000        -         -         -
Andrews

Delbert W.       2001     US$79,750      -         -         275,000        -         -         -
Steiner          2000     US$81,000      -         -         625,000        -         -         -
                 1999     US$67,850      -         -         50,000         -         -         -

Pension Plans

We do not have any defined benefit pension plan that provides annual benefits to any Executive Officers, or any long-term incentive plans.

Compensation of Directors

None of the Directors receive Director's fees.

Executive Compensation

Other than the Chief Executive Officer, none of our Executive Officers received any reportable salary or bonus during 2001. The following describes our stock option plan.

We have a stock option plan dated January 9, 2001, under which the maximum number of options issuable shall not exceed 8,709,386 shares. On May 27, 2002, the shareholders approved an increase in the number of shares in the stock option plan from the original 6,586,442 shares to the current 8,709,386 shares.
Options granted on or after January 9, 2001 are for a maximum term of five years and vest as to 25% on allocation and 25% each six months thereafter. For options granted on or after May 27, 2002 the vesting terms remain unchanged for directors. Options granted to officers vest as to 25% each six months after the grant date. Options granted prior to the plan are for varying terms ranging from two to seven years and are immediately vested upon the date of grant.

Incentive stock options to purchase our securities are granted to Directors and employees on terms and conditions acceptable to the regulatory authorities in
Canada, namely the TSX Venture Exchange. Incentive stock options for up to 10%
of the number of issued and outstanding shares of the common stock may be granted from time to time, provided that incentive stock options in favor of any one individual may not exceed 5% of our issued and outstanding shares. No incentive stock option granted under the stock option program is transferable by the optionee other than by will or the laws of descent and distribution, and each incentive stock option is exercisable during the lifetime of the option only by such optionee. The exercise price of all incentive stock options granted under the stock option program must be at least equal to the fair market value of such shares of common stock on the date of grant, and the maximum term of each incentive stock option may not exceed five years. The exercise prices for incentive stock options are determined in accordance with TSX Venture Exchange
Guidelines and reflect the average closing price of our common stock for the ten trading days on the TSX Venture Exchange immediately preceding the day on which the Directors grant and publicly announce the incentive stock options. The Board of Directors may amend existing stock options granted to our insiders.

The following table sets forth certain information on option grants to the Named
Executives in 2001:

                                          Individual Grants
Name                  Number of          Percentage of     Exercise       Expiration   Grant Date
                      Shares             Total Options     Price Per      Date         Value (1)
                      Underlying         Granted to        Share(2)
                      Options Granted    Employees in
                                         Fiscal Year
-----------------------------------------------------------------------------------------------------
John E. Andrews       200,000(2)             12.7%         C$0.38         September    C$4,000
                                                                          5, 2006
                      200.000(3)             12.7%         C$0.27         November     C$32,000
                                                                          7, 2006
-----------------------------------------------------------------------------------------------------
Delbert Steiner       75,000                  4.8%         C$0.80 (4)     January      C$11,250
                                                                          9, 2006
                      50,000(2)               3.2%         C$0.38         September    C$1,000
                                                                          5, 2006
                      150,000(3)              9.5%         C$0.27         November     C$24,000
                                                                          7, 2006
-----------------------------------------------------------------------------------------------------

(1)     Grant date value represents the difference between the exercise price and the fair market value of the shares underlying the options at the date of grant. The fair market value is the closing price of our common stock as reported by the TSX Venture Exchange (in Canadian dollars) on the date of the option grant.

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

                                          Individual Grants
-----------------------------------------------------------------------------------------------------
Name                  Number of          Percentage of     Exercise       Expiration   Grant Date
                      Shares             Total Options     Price Per      Date         Value (1)
                      Underlying         Granted to        Share
                      Options Granted    Directors in
                      Fiscal Year
-----------------------------------------------------------------------------------------------------
Theodore              50,000                  3.2%         C$0.80 (2)     January      C$7,500
Tomasovich                                                                9, 2006
                      50,000                  3.2%         C$0.38         September    C$1,000
                                                                          5, 2006
-----------------------------------------------------------------------------------------------------
James W. Ashcroft     200,000                12.7%         C$0.38         September    C$4,000
                                                                          5, 2006
-----------------------------------------------------------------------------------------------------
David Fraser          50,000                  3.2%         C$0.80 (2)     January      C$7,500
                                                                          9, 2006
                      50,000                  3.2%         C$0.38         September    C$1,000
                                                                          5, 2006
-----------------------------------------------------------------------------------------------------
Marc Oppenheimer      200,000                12.7%         C$0.80 (2)     January      C$30,000
                                                                          9, 2006
                      50,000                  3.2%         C$0.38         September    C$1,000
                                                                          5, 2006
-----------------------------------------------------------------------------------------------------
Luca Riccio           200,000                12.7%         C$0.80 (2)     January      C$30,000
                                                                          9, 2006
                      50,000                  3.2%         C$0.38         September    C$1,000
                                                                          5, 2006
-----------------------------------------------------------------------------------------------------

(1)     Grant date value represents the difference between the exercise price and the fair market value of the shares underlying the options at the date of grant. The fair market value is the closing price of our common stock as reported by the TSX Venture Exchange (in Canadian dollars) on the date of the option grant.

(2)     Repriced from C$0.80 to C$0.38 on September 5, 2001.

The following table summarizes option exercises and the value of unexercised stock options granted to the Named Executives as of December 31, 2001:

                                                           Number of Shares           Value of
                                                              Underlying             Unexercised
                                                              Unexercised           In-the-Money
                        Shares                                Options at             Options at
                     Acquired on                               12/31/01               12/31/01
      Name             Exercise       Value Realized(1)      (Exercisable/          (Exercisable/
                                                            Unexercisable)        Unexercisable)(2)
---------------------------------------------------------------------------------------------------
John E. Andrews           -                   -            100,000/300,000       C$27,500/C$82,500

Delbert W.                -                   -            731,250/168,750       C$191,000/C$49,500
Steiner

(1)     The Value Realized is the difference between the exercise price and the fair market value of the shares underlying the options. The fair market value is the closing price of our common stock as reported by the TSX
        Venture Exchange (in Canadian dollars) on the date of exercise.

(2)     The value of unexercised in-the-money options is the difference between the exercise price and the fair market value of the shares underlying the options. For purposes of determining the value of unexercised in-the-money options as of December 31, 2001, the fair market value is deemed to be C$.60, which the last closing price of our common stock reported on the TSX Venture Exchange during December 2001.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the total-number of our common shares and the percentage of such beneficially owned as of December 31, 2001 by the Directors and Officers, and with respect to shares owned by each person or group known by us to be the beneficial owner of more than 5% of the shares.

   Name of Beneficial Owners          Number of Shares Owned          Percent of Class (**)
-----------------------------------------------------------------------------------------------
John E. Andrews                             120,000 (1)                         *
Director, President and CEO
-----------------------------------------------------------------------------------------------
Delbert W. Steiner                         2,722,232(2)                       6.33%
Director
-----------------------------------------------------------------------------------------------
Theodore Tomasovich                       12,202,096 (3)                      28.37%
Director
-----------------------------------------------------------------------------------------------
James Ashcroft                              130,000(4)                          *
Director
-----------------------------------------------------------------------------------------------
Marc J. Oppenheimer                         162,500(5)                          *
Director
-----------------------------------------------------------------------------------------------
Luca Riccio                                 167,500(6)                          *
Director
-----------------------------------------------------------------------------------------------
                                       87

David K. Fraser                             100,000(7)                          *
Director
-----------------------------------------------------------------------------------------------
Wilfried J. Struck                          608,069(8)                        1.41%
Chief Operating Officer
-----------------------------------------------------------------------------------------------
Diane R. Garrett                             50,000(9)                          *
VP, Corporate Development
-----------------------------------------------------------------------------------------------
Kenneth A. Scott                            314,098(10)                         *
Chief Financial Officer
-----------------------------------------------------------------------------------------------
Vanessa Bachman                             133,000(11)                         *
Corporate Secretary
-----------------------------------------------------------------------------------------------
All Directors and Executive               16,686,490(12)                      38.80%
Officers as a Group (11
Persons)
-----------------------------------------------------------------------------------------------
Tomasovich Family Trust                    2,931,596(13)                      6.82%
-----------------------------------------------------------------------------------------------
Stillwater Trust                           8,743,000(14)                      20.33%
-----------------------------------------------------------------------------------------------

*       Represents less than 1% of our common stock.

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
                                       88

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

Item 12.  Certain Relationships and Related Transactions

Related Party Transactions

We have paid or accrued for payment the following amounts to related parties:

We paid salary of $77,500 to our Chief Operating Officer in fiscal 2001, $73,000 in 2000 and $72,000 in 1999.

We paid management fees of $188,521 to two companies controlled by directors of the Company during fiscal 2001. Both of these management contracts have been terminated by December 31, 2001. One of these companies, Crystallex
International Corporation ("Crystallex"), was granted options to purchase up to
2,250,000 of our shares for a contract price of C$1.08 per share. Pursuant to the termination agreement the options may be exercised until November 15, 2002.

We have engaged Fraser & Co. as Canadian legal counsel since February 1, 2000.
David Fraser is a partner in Fraser & Co. and was a director from June 2000 until his resignation on April 1, 2002. Fees paid or accrued to Fraser & Co.
during the December 2001 fiscal year amounted to $92,653 and $112,090 in 2000.

Global Settlement Agreement

By an agreement dated January 8, 2000, we reached a settlement with various parties to conclude numerous lawsuits, disagreements and contractual relationships. As a result, all actions in which we were named have been dismissed, with prejudice, at no cost to us except for our direct legal, indemnity and other related costs.
                                       89

A summary of the lawsuits, disagreements and contractual relationships follows:

Civil Suit by Gumprecht - Promissory Note

On October 17, 1997, a lawsuit was brought against us and others in the State of
Idaho, Supreme Court number 25477 (civil case number 31150) by Thomas Gumphrect and Bonnie Witrak). The Plaintiffs brought the action to collect on a promissory note dated October 19, 1995 entered into between the Plaintiffs and us in the amount of $250,000. In connection with the execution of the promissory note, the
Plaintiffs and us entered into a security agreement, which granted the
Plaintiffs a security interest in certain assets. The Plaintiffs sought possession of certain assets, which included equipment located at the Eckert's
Hill Mine and Mill site and at the Golden Eagle site. The Plaintiffs sought a judgment in the total amount of $308,000 for principal and interest up to and including October 1, 1997.

During 1998, we elected to allow a default to be entered in the lawsuit and the
Court ordered us to pay the amount of $332,216 (paid), which included interest through May 17, 1998. The Court denied the Plaintiffs' claim for attorney fees and filed an appeal of this decision.

Civil Suit by Gumprecht - Share Exchange

During 1996, Thomas Gumphrecht brought a lawsuit against Idaho Mining &
Development Company ("IMD") and Joseph Swisher in the State of Idaho, Idaho
County civil consolidated case number 30534. The case was consolidated with civil case number 30968 brought by Thomas Gumphrect and Kirke White against IMD,
Joseph Swisher, us, and Delbert and Elli Steiner. During 1997, the Plaintiff
filed an Amended Complaint, which added us and Delbert and Elli Steiner as defendants (with IMD and Joseph Swisher, collectively the "Defendants"). The
Plaintiff alleges that the Plaintiff made various loans to Idaho Non-Metallic
Mineral, a company owned in part by Mr. Steiner and Mr. Swisher, in exchange for shares of Silver Crystal Mines and IMD. The Plaintiff claims that prior to
December 1991, the parties to the lawsuit had an oral agreement to exchange the
Plaintiff's shares in Silver Crystal and IMD for 250,000 of our shares, which were owned by IMD. The Plaintiff is seeking transfer of such shares. The
Defendants deny that any such oral agreement was made and have raised the statute of frauds and statute of limitations as defenses to the Plaintiff's
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
Subsequently, we were added to the lawsuit, but not named formally, and Miriam
M. Lee, trustee of the Miriam M. Lee Trust dated May 5, 1973 substituted as plaintiff representing the shareholders of Silver Crystal Mines, Inc.

The lawsuit made allegations against Mr. Steiner and named us with respect to the transfer of various funds and alleged agreements between Mr. Steiner and the
Plaintiffs set out more particularly as follows:

The Plaintiffs alleged that Mr. Joseph Swisher was involved in our creation, an allegation denied by us. The Plaintiffs further alleged that we paid Silver
Crystal $800,000 for the construction of the Eckert's Hill Mine and Mill site, an allegation admitted by us. The Plaintiffs alleged that such funds were diverted for the personal use of Mr. Joseph Swisher, an allegation denied by us.

The Plaintiffs alleged that we made an August 1995 agreement, to exchange the stock of the Plaintiffs in Silver Crystal for that of the Company. We admitted an offer was made to this effect, but denied that such offer was accepted and as a result no agreement was formed.
                                       90

The Plaintiffs alleged that Mr. Steiner solicited funds from the Plaintiffs while acting as their attorney and deposited such funds into his attorney/client trust account and/or his attorney general business account. The Plaintiffs alleged such funds were given to Mr. Steiner in exchange for our stock, which was not delivered. The Plaintiffs alleged that the solicitation of funds, the depositing of such funds into Mr. Steiner's client accounts, the disbursement of such funds without accounting, and the failure to transfer stock to the
Plaintiffs exhibits negligence by failure to exhibit the care expected of a reasonably prudent attorney acting in the same or similar circumstances in the same or similar community. Mr. Steiner specifically denied soliciting funds from the Plaintiffs and stated that the disbursement of such funds was undertaken at the instruction of the Plaintiff, Mr. Gumprecht. Mr. Steiner further denied the remainder of the aforementioned allegations.

The Plaintiffs were seeking recission and restitution of funds, compensatory damages, specific performance of the alleged contract, the formation of a constructive trust in the Golden Eagle Mining properties and all our stock owned by Mr. Joseph Swisher and IMD, punitive damages for $1,000,000, and several orders relating to the Golden Eagle Property, Silver Crystal Mines, Inc., IMD
and Mr. Swisher.

Indemnification

In order to reach a final settlement, a director, Mr. Delbert W. Steiner agreed to transfer 252,000 common shares of his own personal company stock to certain of the plaintiffs. We had agreed to indemnify our officers and directors in relationship to the settlement hearings, which were successful in concluding the various matters. Accordingly, we allotted 252,000 common shares from treasury, which were issued upon receipt of regulatory approval to cover such indemnification. The deemed value of such allotment in the amount of $239,202 was accrued in the year ended December 31, 1999 and the shares were issued during the year ended December 31, 2000.

Item 13.  Exhibits and Reports on Form 8-K

 (a)    Exhibits:

3.1     Memorandum and Articles of Incorporation as Amended by Special
        Resolution on June 24, 1996 (Canadian equivalent to U.S. Bylaws) (1)

4.      Form of Certificate of Common Stock (3)

Material Contracts:

10.01   Tri-Party Lease with Purchase Option Agreement between Platinum Fox,
        Emerald Chimera and us dated July 16, 1999 (3)

10.02   Amendment dated March 30, 2001 to the Tri-Party Lease with Purchase
        Option Agreement between Platinum Fox, Emerald Chimera and us (5)

10.03   Montana PGM Venture - Joint Venture Agreement dated February 1, 2000 between us and Chrome Corporation of America (Chrome Corp. Property) (4)

                                       91

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

10.09   Memorandum of Understanding between us and First Choice Industries Ltd.
        dated June 27, 2001 (6)

10.10   Stillwater West PGM Venture agreement dated November 1, 2001 between us and First Choice Industries Ltd.

10.11   Agreement to Assign Interest - Friday claims dated December 11, 1995 between Idaho Gold Corporation and us (Friday Property) (2)

10.12   Memorandum of Agreement between Idaho Gold Corporation and us and
        Mineral Lease Agreement between Idaho Gold Corporation and us dated July
        9, 1996 (Friday Property) (3)

10.13   Amendment to Option Agreement dated September 5, 1997 between Arctic
        Fox, us, Idaho Gold Corporation and Cyprus Gold Exploration Corporation
        (Friday Properties) (3)

10.14   Agreement to Assign Interest - Deadwood claims dated December 11, 1995 between Idaho Gold Corporation and us (The Deadwood Property) (2)

10.15   Memorandum of Agreement between Idaho Gold Corporation and us and
        Agreement between Idaho Gold Corporation and us (The Deadwood Property)
        dated July 9, 1996 (3)

10.16   First Amendment to Option Agreement dated September 5, 1997 between
        Arctic Fox, us, Idaho Gold Corporation and Cyprus Gold Exploration
        Corporation (Orogrande/Deadwood) (3)

10.17   Agreement to Assign Interest - Buffalo Gulch claims dated December 11,
        1995 between Idaho Gold Corporation and us (The Buffalo Gulch Property)
        (2)

10.18   Memorandum of Agreement between Idaho Gold Corporation and us and
        Agreement between Idaho Gold Corporation and us (The Buffalo Gulch
        Property) dated July 9, 1996 (3)

10.19   Global Settlement Agreement dated April 29, 1998 between us, Delbert
        Steiner, Ellie Steiner, Theodore J. Tomasovich, acting individually and as Trustee of the Tomasovich Family Trust and Joe Swisher, Barbara
        Swisher, Idaho Mining and Development Company and Silver Crystal Mines,
        Inc. (1)
                                       92

10.20   Global Settlement Agreement dated January 8, 2000 between Thomas
        Gumprecht, Kirk White, Bonnie Witrak, Joe Swisher, Barbara Swisher,
        Idaho Mining and Development Company, Silver Crystal Mines, Inc., us,
        Delbert Steiner, Ellie Steiner, American Guarantee and Liability
        Insurance Company and Miriam M. Lee. (3)

10.21   Crystallex International Corporation - Management Services Agreement
        dated January 10, 2001 (5)

10.22   Termination Agreement between us and Crystallex International
        Corporation (7)

10.23   Letter of Understanding with Diane R. Garrett (6)

10.24   Incentive Stock Option Plan dated January 9, 2001 (5)

10.25   Form of Director Stock Option Agreement (3)

10.26   Form of Employee Stock Option Agreement (3)

21.     Our Subsidiaries

24.

(1)     Incorporated by reference to the Annual Report on Form 10KSB for the year ended December 31, 1997 previously filed by us.

(2)     Incorporated by reference to the Form 10QSB for the quarter ended June
        30, 1996 previously filed by us

(3)     Incorporated by reference to the Annual Report on Form 10KSB for the year ended December 31, 1999 previously filed by us.

(4)     Incorporated by reference to the Annual Report on Form 10KSB for the year ended December 31, 2000 previously filed by us.

(5)     Incorporated by reference to the Quarterly Report on Form 10QSB for the period ended March 31, 2001 previously filed by us.

(6)     Incorporated by reference to the Quarterly Report on Form 10QSB for the period ended June 30, 2001 previously filed by us.

(7)     Incorporated by reference to the Quarterly Report on Form 10QSB for the period ended September 30, 2001 previously filed by us.

(b)     Reports on Form 8-K:

        None
                                       93

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange
Act of 1934, the registrant has duly caused this Amendment No.1 to be signed on its behalf by the undersigned, thereunto duly authorized, on the 8th day of
November 2002.

                                Beartooth Platinum Corporation
                                         (Registrant)

                                 By  "John Andrews"
                                      John Andrews
                                      President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this
Amendment No.1 has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on 8th day of November 2002.

                                Principal Executive Officer:

                                By "John Andrews"
                                    John Andrews
                                    President and Chief Executive Officer

                                Principal Financial and Accounting Officer:

                                By         "Kenneth A. Scott"
                                           ------------------
                                            Kenneth A. Scott
                                            Chief Financial Officer
                                       94

John Andrews, pursuant to a power of attorney, which is being filed with this
Amendment No.1 to Form 10-K, has signed this report on the 8th day of November
2002, as attorney-in-fact for the following directors who constitute a majority of the board of directors.

               John Andrews                      James Ashcroft
               Delbert W. Steiner                James Clucas
               Theodore Tomasovich
                                                 By        "John Andrews"
                                                            John Andrews
                                                         Attorney-in-fact
                                                        November 8, 2002
                                       95