Form 10KSB
period 2002-12-31
BEARTOOTH PLATINUM CORP
filed 2003-05-23
CIK 886183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

              |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2002

             |_| TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the Transition Period from to __________ to

                        Commission File Number __________

                         BEARTOOTH PLATINUM CORPORATION
                 (Name of Small Business Issuer in its Charter)

   Yukon Territory, Canada                                        82-0465571
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                         3rd Floor, 10190 - 152A Street
                            Surrey, British Columbia
                                 Canada V3R 1J7
                    (Address of Principal Executive Offices)
                                 (604) 580-5907
                (Issuer's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12 (b) of the Act:

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
       None                                           None

        Securities registered pursuant to Section 12 (g) of the Act: None

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

The aggregate market value of the voting stock held by non-affiliates of the registrant at March 31, 2003 was C$3,968,933 (based on the closing sale price on the TSX Venture Exchange (formerly the Canadian Venture Exchange ("CDNX")) on March 31, 2003). This calculation does not reflect a determination that persons are affiliates for any other purposes.

At March 31, 2003, there were 46,330,490 common shares of the registrant's voting shares issued and outstanding.

Documents incorporated by reference:   None

Transitional Small Business Disclosure Format (check one):   Yes |_|    No |X|

                         BEARTOOTH PLATINUM CORPORATION

                                   Form 10-KSB
                   For the Fiscal Year Ended December 31, 2002

                                TABLE OF CONTENTS
                                                                         Page
PART I
  ITEM 1.  DESCRIPTION OF BUSINESS                                         8
  ITEM 2.  DESCRIPTION OF PROPERTY                                        10
  ITEM 3.  LEGAL PROCEEDINGS                                              34
  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY                    34

PART 11

  ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS       34
  ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION      40
  ITEM 6A. RISK FACTORS                                                   45
  ITEM 7.  FINANCIAL STATEMENTS                                           51
  ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE                                       51
PART III
  ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
           COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT              52
  ITEM 10.  EXECUTIVE COMPENSATION                                        54
  ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT                                                56
  ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                58
  ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K                              58
  ITEM 14.   CONTROLS AND PROCEDURES                                      60

                                  GLOSSARY

Adit An opening driven horizontally into the side of a mountain or hill for providing access to a mineral deposit.

Alteration          Any physical or chemical change in a rock or mineral
                    subsequent to its formation. Milder and more localized than metamorphism.

Anomalous enrichment
or mineralization   Minerals or elements in soils or rocks in greater
                    concentration than is normally encountered in those specific rock types.

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

Cretaceous-Tertiary
granitic rocks      Rocks of granitic composition that are Cretaceous or
                    Tertiary in age.

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

Drill-Indicated
Reserves The size and quality of a potential ore-body as suggested by widely spaced drill holes; more work is required before reserves can be classified as probable or proven.

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

Hematite            An oxide mineral rich in iron.

HostRock            The rock surrounding an ore deposit.

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

Mineralized Material
or Deposit          A mineralized body which has been delineated by appropriate drilling and/or underground sampling to support a sufficient tonnage and average grade of metal(s). Under SEC standards, such a deposit does not qualify as a reserve until a comprehensive evaluation, based upon unit cost, grade, recoveries, and other factors, conclude economic feasibility.

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

Proven (Measured)
Reserves Reserves for which, quantity and grade are computed from dimensions revealed in trenched outcrops , workings or drill holes; and sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well established.

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

Schists A medium or coarse-grained metamorphic rock with sub parallel orientation of the micaceous minerals, which dominate its composition.

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

Unpatented Mining
Claim A parcel of property located on federal lands pursuant to the General Mining Law and the requirements of the state in which the unpatented claim is located, the paramount title of which remains with the federal government. The holder of a valid, unpatented lode-mining claim is granted certain rights including the right to explore and mine such claim under the General Mining Law.

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

In June 2002, we reached an agreement to sell all of our gold properties, subject to regulatory approval being obtained by the acquirer. This regulatory approval was subject to the acquirer fulfilling certain conditions established by the regulators, which included but were not limited to the acquirer raising financing to undertake a defined program of exploration. We extended the agreement to March 31, 2003 in order to allow more time for the financing to be concluded. When the financing condition imposed by the regulatory authority was not be satisfied we terminated the agreement. The Company will continue to work toward the option, joint venture or sale of our gold property interests. We are actively exploring our Platinum group claims in Park County, Sweetgrass County and Stillwater County, Montana. Accordingly, our current principal business does not include further acquisition or exploration of our gold claims. (See Gold Properties Description below).

At the end of 2002, we had no proven or probable reserves in any of our claims. However, the area consisting of our Montana claims indicate anomalous enrichment in the platinum group elements and we will conduct drilling, sampling, trenching, assaying, geological and geophysical programs during the year 2003. We will follow-up on results obtained during the 2002 exploration program during the 2003 exploration field season.

Our basic strategy will be to concentrate our efforts on the claims, which are wholly-owned by us and specifically on areas identified in the 2002 exploration program. Based on the 2002 results, we have prioritized our targets and our 2003 and subsequent programs will concentrate on the higher priority areas. We will seek through option, joint venture or other forms of exploration agreements with third parties the lower priority areas in order to allow us to concentrate our funds on the higher priority targets. Lower priority claims, which cannot be optioned-out or joint-ventured may be dropped.

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

Our December 31, 2002 financial statements contain in Note 1 the following description related to our ability to continue as a going concern: "These consolidated financial statements have been prepared assuming the Company will continue as a going concern and be able to realize assets and liquidate liabilities in the normal course of business. Since its inception, the Company has incurred significant losses during the exploration stage and at December 31, 2002 has a working capital deficiency of approximately $54,000. These factors, along with the uncertainties regarding the Company's ability to obtain necessary financing to develop its properties and to successfully develop economic ore reserves on these properties and realize profitable production levels or proceeds from their disposition, raise substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. Management of the Company continues to seek additional sources of financing to fund its ongoing capital. The Company is presently considering additional funding sources including the sale of its common stock. Additionally, the Company is seeking joint venture partners to assist in the exploration and development of certain of its other properties. There can be no assurance that the Company will be successful in obtaining additional funds or in locating suitable joint venture partners to assist in the exploration and development of its mineral properties."

Further our auditors in their opinion dated March 26, 2003 added the following comments for U.S. Readers on Canada - U.S. Reporting Conflict: "In the United States, reporting standards for auditors require the addition of an explanatory paragraph (following the opinion paragraph) when the financial statements are affected by significant conditions and events that cast substantial doubt on the company's ability to continue as a going concern, such as those described in
Note 1 to the consolidated financial statements. Our report to the shareholders dated March 26, 2003 is expressed in accordance with Canadian reporting standards which do not permit a reference to such events and conditions in the auditors' report when these are adequately disclosed in the financial statements."

For a further discussion of the risks associated with our business, please see "Risk Factors" below.


The Stillwater Complex contains five stratigraphic layers that appear to host layers or reefs that contain anomalous platinum group metal values. Our claims possess anomalous mineralization (platinum, palladium, nickel and copper) hosted in horizons or layers, that are encountered and labeled from south to north as follows: the Basal Series, the A and B Chromites (hosted in the Ultramafic series), the Stillwater-Rose-Volatile Enrichment Zone (the "VEZ", located at the contact between the Ultramafic Series and the Lower Member of the Banded Series), the transverse faults (which cut across the Basal Zone and Ultramafic Series), and the Picket Pin Zone (located at the contact between the Middle and Upper Member's of the Banded Series)..

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

Our head and principal office is located at 3rd Floor, 10190 - 152A Street, Surrey B.C., Canada V3R 1J7 and our exploration office is located at 102 - Two Willow Lane, Red Lodge, MT 59068, USA.

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

Our claims run the length of the complex and are divided into 10 properties which are often contiguous and are designated by geographical area listed from west to east as follows: Picket Pin Property, Blakely Creek Property, Chrome Mountain Property (we did not renew the Platinum Fox lease portion in fiscal
2002), Iron Mountain Property, Crescent Creek Property, Bluebird Property, Mountain View Property, Blitz Property (formerly the Nye Basin Property), Black Butte Property and the East Millsite Property. We have also staked the Stillwater West property, which is under a joint venture agreement to First Choice Industries, Ltd., until 60 days notice of termination was received by us on June 3, 2002. Legal counsel for the Company advised First Choice that a $135,000 payment due on May 31, 2002 was an obligation and not an option. Furthermore, some 200,000 shares, which were transferred to the Company in 2002, were to be unrestricted shares. On July 11, 2002, we commenced an action in the British Columbia Supreme Court. We have recorded a receivable of $137,000 from First Choice and have fully provided an allowance against the amount. No further legal action has occurred to date.

In 2002, we evaluated all of the claims, which we hold based on their holding costs and the Company's financial ability to allocate the funds necessary to undertake a successful exploration effort on each of the claims. On January 28, 2002, we withdrew from the joint venture arrangement with Chrome Corporation of America ("Chrome Corp.") and returned 155 claims to them. Then, on August 31st, 2002, we decided not to make claim payments to renew our interest in 582 claims, which fell outside the most prospective areas identified by the geophysics and the surface sampling programs. On December 31, 2002, we held 1210 claims in the Stillwater Complex in Montana.

Subsequent to December 31, 2002, the Company reached an agreement with Platinum Fox, LLC and Emerald Chimera, LLC (Platinum Fox) whereby the Tri-Party Lease and Purchase Option Agreement was terminated and we returned 54 claims to Platinum Fox and quit claimed an additional 64 claims to Platinum Fox.

The claims that comprise our properties cover several prospective horizons and ongoing exploration is required to determine the location and quantity (if any) of mineralization on the properties. The properties are contiguous with each other in a number of cases and are separated into distinct properties for ease of permitting and access.

The properties are listed below from west to east:

Picket Pin Zone

Prior to dividing the Picket Pin Zone into three distinct areas, we held 476 unpatented claims ("Picket Pin Claims"), covering approximately 8,000 acres. The Picket Pin Claims are located along the stratigraphic subdivisions between the Middle Banded series and the Upper Banded series of the Stillwater Complex, over a 12 mile strike length. The Picket Pin Claims are contiguous and span from Picket Pin Creek on the east-end of the Picket Pin Zone to Contact Creek, 1.5 miles west of the Boulder River.

We have yet to conduct any substantial drilling or assay programs on the Picket Pin Claims, and therefore, there are no Probable or Proven Reserves. We plan to conduct drilling, assaying, trenching, geological and geophysical programs to determine whether our claims possess economic mineralization in Platinum group metals.

During 2001, we split the Picket Pin Claim block into 3 blocks referred to as the (from West to East) Stillwater West, Picket Pin West, and Picket Pin East. The western most block (Stillwater West) consisting of 113 claims was Joint Ventured to a public company (First Choice Industries), which was obligated to conduct exploration on the property, as well as issue shares and a payment to us to earn a 40% interest in the property (additional details are given in the section entitled Stillwater West Property). The Picket Pin West property consists of 186 claims and the Picket Pin East property consists of 177 claims and both blocks are currently undergoing review to develop the best approach for ongoing exploration.

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

Based on the review of the geology and claim position the Company dropped 34 claims and did not pay the assesment fees for the 2002-2003 assessment year leaving 22 acitve claims. As part of the settlement with Platinum Fox and Emerald Chimera, these 22 claims were Quit Claimed to Emerald Chimera leaving no active claims controlled by us on the Blakely Creek property.

In 2003, we quit claimed the Blakely Creek properties to Platinum Fox as part of the termination agreement with them. We have written-off the related accumulated resource property costs in the amount of $20,960 in the year ended December 31, 2002.

Chrome Mountain Property

We staked 167 unpatented claims on Chrome Mountain and had obtained a leasehold interest in 54 additional claims pursuant to the Lease (discussed below). On May 3, 2002, we gave notice to the lessors that we would not be making the required cumulative property expenditures of $210,000 by June 10, 2002. On July 19, 2002, we did not renew the lease and the agreement was terminated. In total, the staked claims and leased claims cover approximately 3,800 acres. We conducted exploration on the Pine Claim, which is located within the Chrome Mountain area, and identified a number of parallel bands of chromite. These bands of chromite are known as the "A" and "B" Chromites, which bear similarities to Chromites found in South Africa.

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

We sampled rocks in Blakely Creek in August 1999. Several of the samples returned with anomalous assays. Three samples contained a combined Platinum, Palladium and Rhodium value between 0.269 and 0.962 ounces per ton. During 2001, we conducted follow-up exploration 2 miles east of Chrome Mountain near Lost Mountain. This work consisted of mapping and sampling, sample soil grid and ground geophysics to delineate the source of a prominent geophysical conductor interpreted during the 2000 airborne geophysical program. This conductor is generally located near the contact between the Ultramafic Horizon and the Lower Member of the Banded Series. On strike and 2000 feet east of our property, this conductive zone is associated with a graphitic zone that is enriched in Platinum and Palladium. Historic exploration by another company returned results as high as 0.85 ounce per ton over 10.8 feet in a trench. Similar results were also obtained from adjacent trenches and drillholes from this area called the "Coors 602" or "Coors Swamp" areas. Due to the length and magnitude of this area, we are calling this conductive horizon the "VEZ". We have permits to drill 10 sites in this area on the VEZ conductor

The 2002 exploration year commenced with a ground based magnetometer and VFL (Very Low Frequency) geophysical survey conducted in May 2002, by Big Sky Geophysics of Bozeman, Montana. The interpretation of the data located a feature, which "represents a fault with either magnetite or sulfide emplacement." This feature has not been drilled to date. The Company also expanded the soil geochemical grid during the 2002 exploration program and located an anomalous linear geochemical anomaly parallel to the stratigraphy. Additional surface mapping was conducted and located some zones of shearing and anomalous PGM's. In certain areas the mapping was hampered by extensive alluvium cover.

A core-drilling program was initiated in late October to test a geophysical response associated with the contact between the ultramafic rocks and the Banded Series. The program was suspended prior to the first drill hole reaching the zone of interest due to unseasonable cold temperatures.

The Company currently holds 96 claims in the Chrome Mountain Property covering approximately 1,660 acres. There were 167 claims active in 2001, a total of 29 claims were dropped, leaving 138 active claims in 2002. As part of the settlement with Platinum Fox and Emerald Chimera, 42 claims were Quit Claimed to Emerald Chimera leaving 96 active claims controlled by the Company.

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

                                                                   Cumulative
                                                                   Minimum
        Cash                                                       Exploration
Year   Payment   Stock Grant                                       Expenditures
--------------------------------------------------------------------------------
1999   $19,500   150,000 common shares upon execution of Lease
                 (issued during fiscal 2000)                               $0
--------------------------------------------------------------------------------
2000      $0     200,000 common shares upon renewal of Lease
                 (issued during fiscal 2000)                          $50,000
                                                                   (Completed)
--------------------------------------------------------------------------------
2001      $0     200,000 common shares upon renewal of Lease
                 (issued during fiscal 2001)                         $120,000
                                                                    (Completed)
--------------------------------------------------------------------------------
2002      $0     375,000 common shares upon renewal of Lease         $210,000
                                                                 (Not completed)
--------------------------------------------------------------------------------
2003      $0     575,000 common shares upon renewal of Lease         $210,000
--------------------------------------------------------------------------------
The stock grants were due by July 16 in each year of the lease. The 2002 stock grant was conditional upon an independent geological evaluation including the commission of a feasibility study based on a drill indicated resource. Should the exploration not have reached the stage to commence the feasibility study, but the independent geological evaluation recommends continued exploration, then no stock grants were to be paid until the feasibility study was commenced.

The minimum exploration expenditures are cumulative and must be completed by June 10 of each year of the lease.

Through December 31, 2001, approximately $503,000 had been expended on the property including the acquisition cash payments of $22,000 and the issuance of 550,000 common shares during fiscal 2000 and 2001, as required for the years 1999 through 2001, at a deemed price of $350,925, upon receipt of the required regulatory approvals from the CDNX. The remaining expenses, within the $503,000 total, included staking and filing costs of approximately $18,300 and $131,700 expended on geological, geophysical, assaying and survey costs for a total of approximately $150,000 expended on qualifying exploration expenditures under the Platinum Fox Lease. Subsequent to December 31, 2001 we incurred only minimal additional expenditures on the property and consequently we did not make the required cumulative property expenditures by June 10, 2002. Accordingly, we wrote-off the accumulated resource property costs of approximately $526,000 in the year ended December 31, 2002.

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

On January 23rd, 2003, Platinum Fox and the Company resolved their dispute. The Platinum Fox claims were returned to Platinum Fox and an additional 64 claims contiguous with those claims were quit claimed to Platinum Fox together will a cash payment of $4,300 to cover the cost of the claims rental fees payed by Platinum Fox on our behalf and 100,000 shares in settlement of all outstanding matters between the parties.

Iron Mountain Property

We have staked 236 unpatented claims on Iron Mountain. In total, these various claims cover approximately 4,000 acres. The claims cover the geological features known as the Upper Banded and Lower Banded series, the Ultra-Mafic unit and the Basal Zone. The VEZ horizon is located at the contact between the Banded Series and the Ultra-Mafic series. The nickel and copper sulfide mineralization is hosted in the Basal zone.

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

In 2001, the Company drilled five holes for a total of 3,569 feet. Several of the drill holes intersected a Troctolite-Anorthosite zone interpreted to be the TAZ 1, which is host to the J-M Reef.

During 2001, additional permits were received from the Custer National Forest District office located in Red Lodge, Montana for an additional 13 drill sites along the various target horizons. Several holes can be drilled from each site.


The 2002 exploration program was designed to follow-up on targets developed based on the earlier mapping and geophysical programs. The field season commenced with the commissioning of a ground based geophysical program collecting magnetometer and VLF (Very Low Frequency) data in the area proposed for core drilling. The interpretation of the results concluded that the area has a number of large randomly distributed anomalies, which appear to result from "alteration of the magnetic dipoles by chemical fluids during the metamorphic alteration events." Upon completion of the geophysical program and after review of the interpreted results, core drilling was initiated. The drilling was conducted on the north-east flank of Iron Mountain to follow up on the geophysics and a broad geochemical anomaly as well as anomalous surface samples. The drilling encountered a zone of platinum and palladium mineralization that is open along strike and down dip.

Crescent Creek Property

We previously held rights under a Joint Venture on 17 claims located southeast of Iron Mountain and directly south and contiguous with the Iron Creek Property Claims. These 17 claims were controlled under a Joint Venture agreement with Chrome Corp. In total, these claims cover approximately 300 acres.

On January 28, 2002, we gave 60-day notice to Chrome Corp. of our intention to withdraw from the agreement, prior to earn-in.

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

The Bluebird Mountain Claims are contiguous with claims previously controlled under a Joint Venture agreement with Chrome Corp. described previously as the Mountain View Property.

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

Mountain View Property

The 132 claims are located east of Bluebird Mountain and west of the Stillwater River. These 132 claims were previously controlled under a Joint Venture agreement with Chrome Corp., and cover approximately 2,200 acres.

On January 28, 2002, we gave 60-day notice to Chrome Corp. of our intention to withdraw from the agreement, prior to earn-in. We wrote-off the cumulative capitalized resource property costs of $665,320 during the year ended December 31, 2001.

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

The term of the PGM Venture was for 20 years, with us having a 5 year earn-in period as follows:

-------------------------------------------------------------------------------
    Due Date                 Annual Expenditure          Cumulative Expenditure
-------------------------------------------------------------------------------
By March 31,2001            $200,000 (completed)                $200,000
-------------------------------------------------------------------------------
By March 31,2002                  $400,000                      $600,000
-------------------------------------------------------------------------------
By March 31,2003                  $500,000                     $1,100,000
-------------------------------------------------------------------------------
By March 31,2004                  $500,000                     $1,600,000
-------------------------------------------------------------------------------
By March 31,2005                  $500,000                     $2,100,000
-------------------------------------------------------------------------------
              Total:  $2,100,000 = 55% interest in the
                                  venture
-------------------------------------------------------------------------------
5% of the our administrative costs in performing exploration work and maintaining the claims governed by the PGM Venture can be credited towards the total annual expenditure requirements.

In addition to the expending the foregoing amounts, we made a cash payment in the amount of $5,000 upon signing and were previously required to make annual payments of stock as follows:

Upon receipt of regulatory approval - 100,000 Common Shares (issued during fiscal 2000)

By January 31, 2001 - 100,000 Common Shares (issued during fiscal 2000)

By January 31, 2002 - 100,000 Common Shares (issued during fiscal 2001)

By January 31, 2003 - 100,000 Common Shares (agreement terminated prior to earn-in)

By January 31, 2004 - 100,000 Common Shares (agreement terminated prior to earn-in)

Either party could withdraw from the PGM Venture by giving advance written notice. The withdrawing participant must transfer its interest in and to the assets of the PGM Venture and this Agreement to the remaining participant without additional consideration. The withdrawing participant is still responsible for liabilities arising from operations conducted prior to withdraw. The withdrawing participant's share of liabilities shall be equal to its interest in the PGM Venture at the time such liability was incurred. Each participant is responsible for continuing obligations until final settlement of all accounts and for liability arising from operations during term of Agreement. Any participant that withdraws from the PGM Venture cannot compete directly or indirectly by acquiring property within the Area of Interest for 2 years.

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

On January 28, 2002, we gave 60-day notice to Chrome Corp. of our intention to withdraw from the agreement, prior to earn-in. We wrote-off the cumulative capitalized resource property costs of $665,320 during the year ended December 31, 2001.

Blitz Property (formerly the Nye Basin Property)

We staked 131 unpatented claims ("Nye Basin Claims"), covering approximately 2,350 acres in the area known as the Nye Basin. A further 6 claims were controlled under the Joint Venture Agreement with Chrome Corp. Subsequent to December 31, 2001, we gave 60-day notice to Chrome Corp. of our intention to withdraw from the agreement, prior to earn-in.

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

To date, five in-road drill sites with water management sumps are approved in Nye Basin. The bond for these sites is $3,000.

Black Butte Property

We hold 143 unpatented claims ("Black Butte Claims") covering approximately 2,400 acres in the area known as the Black Butte Mountain. The Black Butte Mountain is located east of the main Stillwater River, which is within the Stillwater Complex. The contiguous claims have an 8-mile strike length over the geological features known as the Upper Banded and Lower Banded series, the Ultra-Mafic unit and the Basal Zone. The VEZ horizon is located at the contact between the Banded Series and the Ultra-Mafic series. The nickel and copper sulfide mineralization is hosted in the Basal zone.

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

East Millsite Property

We hold 39 unpatented claims ("East Millsite Claims") covering approximately 180 acres in the area known as the old Anaconda mill site. The mill site is located east of the main stem of the Stillwater River, which is within the Stillwater Complex and north of Black Butte. The claims are 5-acre mill site claims staked to control the best logical mill site area for the eastern portion of the Stillwater Complex. These East Millsite Claims are adjacent to the Black Butte Claims.

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

The Statement of Claim references the Stillwater West PGM Agreement (the "Agreement") of November 1, 2001 between us and First Choice and the notice of termination of the Agreement provided by First Choice to us on June 3, 2002. The Statement of Claim does not contest the termination of the Agreement but does seek the specific performance of obligations owed to us by First Choice which accrued prior to any termination and remain outstanding pursuant to the terms of the Agreement. Specifically we seek an order that First Choice pay to us $137,000 (U.S.) and issue 200,000 shares of First Choice's unrestricted, registered common stock to us in substitution for the shares provided to date, or, in the alternative, damages in lieu of specific performance and interest and costs. First Choice filed an Appearance on July 22, 2002 but has yet to file a Statement of Defense and the matter has yet to be resolved.

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

We currently hold 113 unpatented claims totalling 2,000 acres on the Stillwater West property. During 2002, we dropped 102 claims totalling 1,700 acres after a crital review of their geologic potential.

        Stillwater West PGM Venture

By an agreement dated November 1, 2001, we agreed to formalize the terms of a Memorandum of Understanding dated June 27, 2001 and a subsequent modification with First Choice Industries Ltd. ("First Choice"). First Choice has been granted an option to acquire a 40% undivided interest in 220 claims staked by us on the west end of our Picket Pin claims, located in Park and Sweetgrass Counties, Montana. First Choice was thereby obliged to pay $55,000(i) on signing and an additional $135,000 by May 31, 2002. In order to earn its interest First Choice must, at its option, complete the following.

                                                   Shares             Annual
                                                to be Issued        Exploration
                                                   to Us           Expenditures
On signing
Upon receipt of regulatory approval               200,000
By May 31, 2002
By November 30, 2003                              250,000
By December 31, 2003                                                $   75,000
By November 30, 2004                              250,000
By December 31, 2004                                                   150,000
By November 30, 2005                              250,000
By December 31, 2005                                                   200,000
                                                  ----------------------------
                                                  950,000           $  425,000
                                                  ----------------------------

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

On June 3, 2002 First Choice gave 60 days notice of their intent to withdraw from the agreement. Accordingly, the agreement terminated on August 2, 2002. It is the Compay's position that First Choice has not fulfilled all of its prior obligations under the agreement and this issue has still to be resolved.

                                 Gold Properties

Until the elimination of the Gold Standard, gold was the principal medium of international monetary exchange, but its role has changed significantly in recent years. The United States monetary system functioned on the Gold Standard with a fixed rate of $35 per ounce. In 1971, the U.S. abandoned the gold standard and U.S. citizens were allowed to own gold. The U.S. gold market grew rapidly and the price of gold increased to a high of $850 per ounce in January 1980. Since that time, the price of gold has declined steadily. From 1998 through 2002, the price of gold averaged $287 per ounce. In 2002, the average price of gold increased to $310, and for the first three months of 2003 a further increase in the price of gold to $352 has occurred.

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

Our material gold property interests comprise of 238 (2001 - 256) unpatented claims and 8 patented claims located in the Orogrande and Elk City Mining Districts of Idaho County, Idaho. Up until August 2000, the Petsite Property and the Friday Property were the subject to a joint venture agreement between us and Kinam Gold, Inc. ("Kinam Gold"), dated May 20, 1996 (the "Petsite Venture"). Likewise, the Deadwood Property was the subject to a joint venture agreement between us and Kinam Gold, dated June 13, 1997 ("Orogrande Venture"). These joint ventures were intitially with Cyprus Gold Exploration Company. Through a number of mergers and acquisitions Kinam Gold succeeded to the interest of Cyprus Gold Exploration Company on June 1, 1998. All references to Kinam Gold herein apply to activities conducted by Cyprus Gold Exploration Company Exploration prior to the assignment of its interests to Kinam Gold and to the activities of Kinam Gold thereafter.

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

Sale of Gold Properties

By a Letter Agreement dated March 7, 2002, we had reached an agreement to sell all of our gold properties located in Idaho, including the Petsite Project, Deadwood Project and Buffalo Gulch Property. The purchaser, Canden Capital Corp. ("Canden"), is a Capital Pool Company in accordance with the policies of the CDNX. Proceeds on the sale were to be 2,400,000 shares of Canden, representing 41.8% of the issued and outstanding shares of the purchaser, as of the date of the agreement, but subject to dilution. The closing of the sale was contingent upon due diligence by the purchaser, within 10 weeks of the letter agreement, including a technical report recommending a work program of at least C$200,000 and an independent valuation at the purchaser's cost. The agreement was subject to regulatory approval, the approval of the shareholders of Canden and the completion of a formal agreement by. On June 21, 2002 a formal agreement between the parties was executed. This agreement contemplated a closing on or before July 30, 2002. The closing was subject to certain conditions imposed by the regulatory authorities. These conditions included but were not limited to the acquirer raising financing to undertake a defined program of exploration. We extended closing of the agreement on three ocassions in order to allow more time for the financing to be concluded. However, when the financing condition imposed by the regulatory authority was not be satisfied we terminated the agreement on March 31, 2003. The Company will continue to work toward the option, joint venture or sale of our gold property interests

The properties are listed below from north to south:

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

To December 31, 2001, we had incurred exploration and development expenditures of $686,000 on the Buffalo Gulch property, excluding the deemed cost related to the acquisition of the property. We have written-down the property by $604,321 during the year ended December 31, 2000 and are carrying the property at $36,750 at December 31, 2002 and 2001. During 2002, all costs related to holding the property prior to July 1, 2002 have been expensed as gold property holding costs.

        Thunderbird Lease

The lease, dated May 21, 1984, between Thunderbird Resources and Amir Mines, Inc. covers all 63 unpatented claims contained within the July 9, 1996 Buffalo Gulch Agreement with Idaho Gold.

Gray Estates, Inc. succeeded to the interest of Thunderbird Resources, Inc. and Idaho Gold succeeded to the interest of Amir Mines, Inc. Consequently, we are obligated to perform Idaho Gold's obligations under the Thunderbird Agreement, which requires that we pay Gray Estates, Inc., on a quarterly basis, the greater of an advance royalty payment of $6,000 or a 5% net smelter return royalty, in the event the property is placed into production. Once the advance royalty payments or the 5% net smelter return royalty or a combination thereof total $500,000, Gray Estates, Inc. shall have no further interest in the property. To December 31, 2002, previous parties and we have paid a total of $444,000 of advance royalty payments on the agreement and $12,000 of these payments are included in the balance receivable from Canden at December 31, 2002.

We acquired the remaining 16 claims within the Buffalo Gulch area, by way of the Black Bear Agreement, the Whiskey Jack Agreement and the Gallaugher Agreement.

        Black Bear Agreement

On August 1, 1996, we entered into an agreement (the "Black Bear Agreement") with Frank H. Piatt, John R. Heigis and Thomas C. Rich ("Owners") whereby we were granted an option to acquire a 100% interest in 6 claims known as the "Black Bear Mining Claims" located in the Elk City Mining District, Idaho for a purchase price of $120,000. To keep the option in good standing, we are required to pay quarterly payments equal to $4,800 for 1999, $6,000 for 2000, $7,200 for 2001 and a balloon payment of $24,000 in August 2002. However, due to the depressed price of gold the required quarterly payments were re-negotiated during 1999 to $600 per quarter. The revised payment schedule requires quarterly payments of $600 per quarter if the price of gold remains below $325 per ounce. The quarterly payments are $1,000 when the price of gold is between $325 and $375 per ounce and if the price of gold is greater than $375 per ounce the quarterly payments increase to the regular payment schedule as per the original contract.

On May 24, 2002, the term of the contract was amended to extend the term for an additional 5 years to July 1, 2007. In the event the property is not placed into production by July 1, 2007 then the Optionee shall have no further interest in the property unless the Optionee elects to pay the sum of $120,000 to the Optionor's less all payments made on or before July 1, 2007.

The increase in the price of gold triggered the increase in the quarterly payment. Due to the extension in the term of the contract and the variability in the price of gold it will be difficult to calculate the amount of the final balloon payment.

In the event we place the claims into production, the Owners agree to transfer the claims to us and the Owners shall receive $120,000 less all quarterly payments made to date. If the claims are not placed into production by July 1, 2007, then we shall have no further interest in the claims unless we pay the sum of $120,000 less all quarterly payments made.

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

To date, we have made all required payments to the owners of the Black Bear Mining Claims, under the agreement totaling $35,800.


        Whiskey Jack Agreement

By an agreement dated August 29, 1998 ("Whiskey Jack Agreement"), we were granted an option to acquire a 100% working interest in 4 unpatented mineral claims in Idaho for a purchase price of $65,000. This agreement replaced a prior agreement for the same claims under which we had paid a total of $23,400.

To keep the option in good standing we are required to pay quarterly payments equal to $1,000 for the first year, $1,400 for the second year, $1,800 for the third year, $2,000 for the fourth year and $2,400 for the fifth year, with a balloon payment of $30,600 due July 1, 2003. However, due to the depressed price of gold the required quarterly payments were re-negotiated June 11, 1999 to $400 per quarter for the remaining term of the agreement subject to the price of gold. If the price of gold increases to $325 per ounce the quarterly payment will increase to $800 and if the price of gold increases to $375 or greater the quarterly payment schedule reverts back to the regular payment schedule as defined in the original contract. Due to the recent increase in the price of gold, increases in the quarterly payments have been triggered.

In the event we place the claims into production, the Owners agree to transfer the claims to us and the Owners shall receive $65,000 less all quarterly payments made to date. If the claims are not placed into production by July 1, 2003, then we shall have no further interest in the claims unless we pay the sum of $65,000 less all quarterly payments made to date. The Company has continued to make quarterly payments, which have been accepted by the Owners, and it is the intent of the Company to negotiate an extension to the term of the contract.

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

To date, we have made all required and anticipated payments under the Whiskey Jack Agreement totaling $10,400.


        Gallaugher Agreement

Pursuant to an Option and Purchase Agreement, between us and Cliff and June Gallaugher (the "Gallaughers"), dated September 5, 1996 ("Gallaugher Agreement"), we were granted an exclusive option to purchase 6 unpatented mining claims located in the Elk City Mining District, Idaho County, Idaho. We can exercise our option by making quarterly payments over a five-year period for a total purchase price of $150,000. As of the December 31, 2000, we have paid all quarterly payments due under the Gallaugher Agreement, and were required to pay $7,200 per quarter through March 5, 2002, at which time a final payment of $54,000 would have been due. However, the parties amended the agreement on May 20, 1999 to reduce the quarterly payments as follows: we agreed to make quarterly payments of $500 until such time gold prices increase to $325 per ounce, at which time the quarterly payment would increase to $1,200; if gold increases to $350 per ounce, then we will pay quarterly payments of $1,800, and if gold prices increase to $400 per ounce, then we will make quarterly payments of $4,800 and the quarterly payments will be capped at $4,800.

A third party receives a 10% finder's fee deducted from all option payments made by us to the Gallaughers. In the event we place the claims into production, the Gallaughers will transfer the claims to us in exchange for $150,000(US) less all quarterly payments made as of the date of transfer. The term of the contract was also amended in 1999, to extend the contract an additional 5 years to September 5, 2007. If the claims are not placed into production by September 5, 2007, then we shall have no further interest in the claims unless we pay the sum of $150,000, less quarterly payments to date, to the Gallaughers.

As of December 31 2002, we have made all required payments under the Gallaugher Agreement totaling $25,300.

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

Arctic Fox, Inc succeeded to the interest of Joyce Mines, Inc., Grey Estates, Inc. succeeded to the interest of Thunderbird Resources, Inc. and Idaho Gold succeeded to the interest of Amir Mines, Inc. Consequently, we are obligated to perform Idaho Gold's obligations under the agreement, which requires that we pay Arctic Fox, Inc., on a quarterly basis, the greater of an advance royalty payment of $3,000 or a 5% net smelter return royalty, in the event the property is placed into production. Once the advance royalty payments or the 5% net smelter return royalty or a combination thereof total $300,000, Arctic Fox, Inc. shall have no further interest in the property. To December 31, 2002 previous parties and us have paid a total of $204,000 of advance royalty payments on the agreement.

The agreement also covers 2 claims, which were assigned to the Petsite/Friday Property by an amendment to the Petsite Joint Venture entered into between Amax, Arctic Fox Ltd. and us on July 16, 1998 (the "Grande" agreement).


Second to the Buffalo Gulch Property, the North end of the Deadwood Property appears to be the most significant gold mineralization outlined by reconnaissance prospecting of the our gold properties. Beginning in 1985, prior owners of the property performed various samplings and mappings on the property. Stream silt sampling outlined an anomalous gold source area at the head of Little Campbell Creek and several drainages over a northerly strike length of 5,000 feet from the South Fork of the Clearwater River to Campbell Creek, with values of 900 to 4,000 parts per billion of gold. Idaho Gold conducted additional geological mapping and sampling, which outlined a silicified, sheared and brecciated structure 200 feet wide on the property with rock sample values of 0.01 to 0.036 oz of gold per ton and soil values of 25 to 400 parts per billion of gold. The anomalous silt and soil samples continued south through to Big Campbell Creek 5,000 feet to the south.

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

To date, we have expended $34,039 in exploration expenditures and have issued 70,000 shares, at a deemed value of $51,750, to Idaho Gold per the Deadwood Agreement. We have also caused to be expended in excess of $305,000 on the property pursuant to the Orogrande Venture. Pursuant to the Orogrande Venture we received $165,000 during the 1997 fiscal year and expensed $72,588 of costs to that date against these proceeds. During 2000, we further wrote-down the carrying value in the property by $13,200 and the property is carried at the nominal value of $1 as at December 31, 2002 and 2001. We believe that the Deadwood Agreement is current and in good standing.

Petsite/Friday Property

The Petsite/Friday Property consists of 112 (2001 - 124) unpatented mining claims and 8 patented mining claims in Idaho County, Idaho and is adjacent to the Deadwood Property. All current claims are approximately 20 acres each and are in the exploration stage. Our interest in the property is owned outright as to 95 of the unpatented mining claims, 12 unpatented mining claims controlled at December 31, 2001 under an agreement with Idaho Mining and Development Company ("IMD") dated April 29, 1998 were quit claimed back to the optionor during 2002, 6 unpatented mining claims are subject to an agreement with IMD dated June 10, 1997, 10 unpatented mining claims are subject to the Idaho Gold Corporation Lease - Friday Claims and 1 unpatented claim is subject to the MacMenamin & Sons Lease and Option to Purchase Agreement. Our patented claims consist of 5 claims subject to the Idaho Gold Corporation Lease - Friday Claims and 3 claims, which are subject to the Filer Agreement.

        IMD agreement dated April 29, 1998

The Exploration and Mining Lease Agreement provided that the original 209 unpatented claims covered by the agreement would be 60% beneficially owned by us ("the lessee") and 40% by IMD ("the lessor") and the lease term would coincide with the term of the June 13, 1997 joint venture with Kinam. Kinam quit claimed back to the lessor 197 of these claims during the term of the joint venture leaving a balance of 12 claims covered by the agreement. In fiscal 2000, the joint venture was terminated and we were to pay the lessor $10,000 to extend the lease term for 5 years and we were to incur $100,000 per year on exploration of the property. We could extend the 5-year term for a further 5 years upon payment to the lessee of an additional $10,000 and continuing with the annual work commitment. We have not made these payments and have not completed the annual work commitment. On July 1, 2002, we quit claimed the remaining 12 claims back to IMD.

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

We acquired a leasehold interest in these claims (known as the "Friday Claims") from Idaho Gold Corporation ("Idaho Gold") dated July 9, 1996 ("Friday Agreement") for an initial term of five years. In consideration for the lease, we delivered to Idaho Gold 60,000 of our common shares. The Friday Agreement further obligated us to incur exploration expenditures of not less than an aggregate of $135,000 within the original five year term of the agreement, plus pay all claim fees to maintain the leased claims, replace all bonds, bear all costs of environmental compliance and pay a 3% net smelter return royalty.

During 2001, an option whereby Idaho Gold could reacquire a 49% working interest in Friday Claims, subject to Idaho Gold forfeiture of its 3% smelter return royalty, expired.

On May 31, 2002, we entered into an amendment of the original agreement and extended the initial term of the lease to July 8, 2005. The lease shall remain in effect after the expiry of the initial term, so long as the Company continues to carry out substantial exploration, development or mining work on the property.

As of December 31, 2002, we have issued all of the required shares per the Friday Agreement and have incurred over $765,000 in exploration expenditures for the Friday Property, thereby fulfilling the covenant to expend not less than $135,000 in exploration as required under the Friday Agreement.

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

        Joyce Agreement


Eight of the unpatented claims are subject to an underlying agreement, dated April 14, 1986, between Joyce Mines, Inc. and Normine Resources Ltd. Arctic Fox, Inc succeeded to the interest of Joyce Mines, Inc. and Idaho Gold succeeded to the interest of Normine Resources Ltd. Consequently, we are obligated to perform Idaho Gold's obligations under the agreement, which requires that we pay Arctic Fox, Inc., on a quarterly basis, the greater of an advance royalty payment of $6,000 or a 5% net smelter return royalty, in the event the property is placed into production. Once the advance royalty payments or the 5% net smelter return royalty or a combination thereof total $500,000, Arctic Fox, Inc. shall have no further interest in the property. To December 31, 2002 previous parties and us have paid a total of $396,000 of advance royalty payments on the agreement.

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

On October 26, 2001, the agreement was amended to semi-annual payments of $1,000 each September 1 and March 1 so long as gold remains below $300 per ounce. The semi-annual payments would increase to $2,000 should the price of gold be between $300 and $350 per ounce, to $5,000, should the price of gold exceed $350 per ounce and to $10,000 upon commercial production. The claims may be acquired for $270,000 less all payments made up to September 16, 2007. The recent increase in the price of gold has triggered an increase in the semi-annual payment.

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

               Upon execution                           $1,000
               February 1999                            $2,000
               February 2000                            $2,000
               February 2001                            $3,000
               February 2002                            $3,000
               February 2003                            $4,000
               February 2004                            $5,000
               February 2005 to February 2008           $5,000

All payments due and payable to date have been paid. All option payments are credited towards the purchase price of the property. We can purchase the property for $150,000 if exercised prior to the end of 2002, or for $200,000 if exercised after 2002.

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

By 1998, the Petsite Property and the Friday Property had completed the exploration phase of the Petsite Venture, however, gold prices began to decline and Kinam Gold and we curtailed further exploration on the Friday Property. In 1999, gold prices continued to decline. Consequently, no additional exploration work was performed on the Petsite and Friday Properties, except that which was necessary to maintain our interests in those properties.

In 2002, no additional work was conducted on the Property except for making the property payments and claim fees due under the Friday Agreement.

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

We have conducted limited stream sediment and soil geochemical sampling on the property. In 2002, no additional work on the Property except for making payment of the claim fees due on the unpatented claims.

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

The Statement of Claim references the Stillwater West PGM Agreement (the "Agreement") of November 1, 2001 between us and First Choice and the notice of termination of the Agreement provided by First Choice to us on June 3, 2002. The Statement of Claim does not contest the termination of the Agreement but does seek the specific performance of obligations owed to us by First Choice, which accrued prior to any termination and remain outstanding pursuant to the terms of the Agreement. Specifically we seek an order that First Choice pay to us $137,000 (U.S.) and issue 200,000 shares of First Choice's unrestricted, registered common stock to us in substitution for the shares provided to date, or, in the alternative, damages in lieu of specific performance and interest and costs. First Choice filed an Appearance on July 22, 2002 but has yet to file a Statement of Defense. First Choice filed an Appearance on July 22, 2002 but has yet to file a Statement of Defense and the matter has yet to be resolved.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to our security holders during the fourth quarter of fiscal year 2002.
                                     PART II

Item 5.  Market for the Common Equity and Related Stockholder Matters

Our shares are listed and quoted in the United States by the Pink Sheets under the trading symbol BTPUF since July 24, 2002 (formerly IOCMF). The over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions. Our shares are traded on the TSX Venture Exchange under the trading symbol BTP since July 24, 2002 (formerly "IDO"). For the period from January 1, 2001 through December 31, 2002 the high and low bid prices (in U.S. dollars) for the shares for each quarter, as reported by the Pink Sheets, were:

2002                              High                            Low

First Quarter                     $0.42                           $0.23

Second Quarter                    $0.47                           $0.28

Third Quarter                     $0.37                           $0.14

Fourth Quarter                    $0.16                           $0.06

2001                              High                            Low

First Quarter                     $1.12                           $0.57

Second Quarter                    $1.14                           $0.64

Third Quarter                     $0.88                           $0.19

Fourth Quarter                    $0.29                           $0.20

For the period from January 1, 2001 through December 31, 2002 the high and low sales prices (in Canadian dollars) for the shares for each quarter, as reported by the TSX Venture Exchange and its predecessors, the CDNX and the Vancouver Stock Exchange, were:

2002                              High                            Low

First Quarter                     C$0.67                          C$0.38

Second Quarter                    C$0.75                          C$0.38

Third Quarter                     C$0.59                          C$0.22

Fourth Quarter                    C$0.25                          C$0.10



2001                              High                            Low

First Quarter                     C$1.90                          C$0.50

Second Quarter                    C$1.80                          C$0.88

Third Quarter                     C$1.31                          C$0.28

Fourth Quarter                    C$0.60                          C$0.26

Equity Compensation Plan

The following table provides summary information on our incentive stock option plan dated January 9, 2001, as of December 31, 2002:

                      Equity Compensation Plan Information

                                                                         Number of securities
                                                                         Remaining available
                           Number of securities                          For future issuance
                             To be issued upon      Weighted-average     Under equity
                                Exercise of         Exercise price of    Compensation plans
                           Outstanding options,   outstanding options,  (excluding securities
      Plan category        Warrants and rights     Warrants and rights   reflected  in  column (a)
      -------------        -------------------     -------------------   -------------------------
                                    (a)                    (b)                 (c)
Equity compensation
Plans approved by
security holders                 3,876,000               C$0.42                4,833,386

Equity compensation
Plans not approved by
Security holders                     -                      -                      -

Total                            3,876,000               C$0.42                4,833,386

Shareholders.
As of March 31, 2003, we had approximately 1,988 shareholders of record.

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

This summary is based on the current provisions of the Canadian Tax Act and the regulations there under in force on the date hereof, Company counsel's understanding of the current published administrative and assessing practices of the Canada Customs and Revenue Agency ("Revenue Canada") and all specific proposals to amend the Canadian Tax Act and the regulations announced by the Canadian Minister of Finance prior to the date hereof (the "Proposed Amendments"). This summary is not exhaustive and does not discuss all the tax consequences that may be relevant to particular U.S. Holders in light of their circumstances and except for the Proposed Amendments, does not take into account or anticipate changes in the law or the administrative or assessing practices of Revenue Canada, whether by judicial, governmental or legislative action or interpretation, nor does it take into account tax legislation or considerations of any province or territory of Canada. U.S. Holders and prospective holders of shares of the Company are urged to consult their own tax advisors about the tax consequences of purchasing, owning and disposing of shares of the Company.

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

If we are a PFIC for any taxable year during which a Non-electing U.S. Holder holds Common Shares, then we will continue to be treated as a PFIC with respect to such Common Shares, even if it is no longer by definition a PFIC. A Non-electing U.S. Holder may terminate this deemed PFIC status by electing to recognize gain (which will be taxed under the rules discussed above for Non-Electing U.S. Holders) as if such Common Shares had been sold on the last day of the last taxable year for which it was a PFIC.

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

 Options Granted

On April 23, 2002, we granted 200,000 share purchase options at an exercise price of C$0.60 per share, with an expiry date of Apri; 23, 2007. These options vest as to 25% upon grant and 25% each six months thereafter. The issuance of the options was exempt from registration by virtue of Section 4(2) of the Securities Act and Rule 506 under the Securities Act.

On May 27, 2002, we granted 650,000 share purchase options at an exercise price of C$0.71 per share, with an expiry date of May 27, 2007. These options vest as to 25% upon grant and 25% each six months thereafter. The issuance of the options was exempt from registration by virtue of Section 4(2) of the Securities Act and Rule 506 under the Securities Act.

On July 18, 2002, we granted 200,000 share purchase options at an exercise price of C$0.47 per share, with an expiry date of July 18, 2007. These options vest as to 25% upon grant and 25% each six months thereafter. The issuance of the options was exempt from registration by virtue of Section 4(2) of the Securities Act and Rule 506 under the Securities Act.

For a description of options granted to Named Executives and Directors, see Item 10, "Executive Compensation." See also Note 6 to the our Financial Statements for the period ended December 31, 2002.

Item 6. Plan of Operations

Overview

For the ensuing two year period (2003 - 2004) , we anticipate that we will expend approximately $1,500,000 on drilling, exploration programs and claim rental fees related to our Montana claims. In 2002, we entered into an agreement with Canden Capital Corporation to sell them all of our gold interests in Idaho, subject to TSX Venture Exchange approval. On March 31, 2003, the conditions imposed by the TSX Venture exchange had not been satified and we terminated the agreement. We will seek to sell the gold properties in order to fund our exploration activities in Montana.

At present, our plan for completing exploration of our Montana property is to begin with a four-year staged program. We have divided the property into various areas and have prioritized these targets. In the 2003 exploration season we intend to expend approximately $1,000,000 exploring our highest priority targets. The 2002 programs identified a series of chromatite seams with promising PGM values and, during 2003, these seams will be investigated along strike to determine whether continuity along the strike of the complex can be established. Dependent upon funding, we intend to expend an additional $3,000,000 over the 2004 to 2005 exploration seasons to further investigate the highest priority targets. We are currently utilizing the results and interpretations of the 2000 exploration season airborne geophysical program and the recently completed ground geophysical program in an effort to locate the most favorable targets for our current systematic surface and drill sampling programs. The approach has identified several geophysical anomalies, which on a priority basis will be the subject of the 2003 season exploration program and future programs. This systematic approach will be employed to assist us in determining the location, size and average grade of mineralization within our property.

We believe that we will require approximately $350,000 for general and administrative expenses for the 2003 fiscal year. The budget includes approximately $145,000 for wages, consulting fees and benefits, $125,000 for professional fees, $50,000 for office costs and rent, $10,000 for corporate travel and board meetings and $20,000 for shareholder information. The amount has decreased from the amount reported for this item in our Annual Report on Form 10-KSB for the year ended December 31, 2001, as a result of closing administrative offices in Vancouver, British Columbia and Lewiston, Idaho and decreased professional fees to comply with Canadian and U.S. regulations as a result of more of these tasks being performed with in-house staff. Management will also be employing cost cutting measures on all areas of the general and administrative expenses in an effort to expend as high a proportion of our funds as possible on exploration activities.

Should we discover economic reserves on our property, our current plans would be to look for a take-over by a larger company experienced in the development of a producing mine or a joint venture or similar agreement to advance the project through the development of a mine.

During 2002, we investigated the possibility of applying for a listing on the Alternative Investment Market, operated by the London Stock Exchange. Given the market conditions which prevailed during 2002, we suspended this effort in order to conserve cash. As our exploration program progresses and the business environment improves we will reevaluate the possibility of applying for a London listing

We were incorporated on September 15, 1988 and since that time have raised our capital resources through an Initial Public Offering completed in Canada on April 12, 1991, the proceeds of a series of private placements, the proceeds of a Short Form Prospectus offering, the proceeds from stock option exercises and the proceeds from the issuance of convertible securities.

Critical Accounting Policies

Our accounting policies are described in note 2 to the consolidated financial statements. Management considers the following policies to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements and the uncertainties that could impact its results of operations, financial condition and cash flows.


Use of Estimates

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

Capital Assets and Property Rights

Capital assets are stated at the lower of cost (or the predecessor's cost basis if acquired from an affiliate) or estimated net realizable value. Maintenance, repairs and renewals are charged to operations. Major betterments are capitalized. When assets are retired or sold, the costs and related accumulated depreciation and amortization are eliminated and any resulting gain or loss is reflected in operations. Proceeds received from the sale of any interest in the property will first be credited against the carrying value of the property with any excess included in operations for the period.

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

Change in Accounting Policy - Stock Based Compensation

The company has adopted the new recommendations of CICA Handbook Section 3870, stock-based compensation and other stock-based payments. It is applied on a prospective basis and applies to all awards granted on or after January 1, 2002.
Section 3870 establishes standards for the recognition, measurement and disclosure of stock-based compensation and other stock-based payments made in exchange for goods and services.

        Consultants

The standard requires that all stock-based awards made to consultants be measured and recognized in these consolidated financial statements using a fair value based method.

        Employees

The standard encourages the use of a fair value based method for all awards granted to employees, but only requires the use of a fair value based method for direct awards of stock, stock appreciation rights, and awards that call for settlement in cash or other assets. Awards that a company has the ability to settle in stock are recorded as equity, whereas awards that the entity is required to or has a practice of settling in cash are recorded as liabilities. The company continues to use the intrinsic value method of accounting for stock options granted to directors and employees, as allowed under the new section. Under this method, compensation costs are not recognized in the financial statements for stock options granted to directors and employees when issued at market value. The proceeds received on exercise of stock options are credited to share capital. The section does, however, require the disclosure on a pro forma basis of the impact on operations of using the fair-value based method for stock options granted to directors and employees on or after January 1, 2002.

Effective from the date of the modification, the Company regularly remeasures compensation expense for the options where there has been a substantive change or modification to such options.

Use of Canadian generally accepted accounting principles ("GAAP")

Our financial statements are prepared in accordance with Canadian GAAP and the analysis of liquidity and capital resources herein is based upon these statements. Our financial statements contained in this filing include a reconciliation of Canadian GAAP to U.S. GAAP at Note 13 for the December 31, 2002 financial statements.

Results

We have had negative cash flows from operating activities since inception, and expect that such negative cash flows will continue. For the years ended December 31, 2002, 2001, and 2000, the negative cash flows from operating activities are summarized as follows:
                                      Years Ended 31st December
                              ------------------------------------------
                                  2002           2001          2000
------------------------------------------------------------------------
Net cash  used in  operating  $ (1,235,190)  $ (1,059,258)  $   (899,843)
activities - Canadian basis
------------------------------------------------------------------------
Exploration (costs) recovery      (489,154)      (829,185)      (740,786)
------------------------------------------------------------------------
Net cash  used in  operating  $ (1,724,344)    (1,888,443)    (1,640,629)
activities  - U.S. basis
------------------------------------------------------------------------

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

We have had negative cash flows from investing activities since inception, and expect that such negative cash flows will continue. For the years ended December 31, 2002, 2001, and 2000, the negative cash flows from investing activities are summarized as follows:

---------------------------------------------------------------------
                                      Years Ended 31st December
                              ---------------------------------------
                                 2002          2001           2000
---------------------------------------------------------------------
Net cash  provided  by (used  $(490,467)  $ (1,134,824)  $ (1,278,717)
in)  investing  activities -
Canadian basis
---------------------------------------------------------------------
Exploration (costs) recovery     489,154        829,185        740,786
---------------------------------------------------------------------
Net cash  used in  investing  $  (1,313)      (305,639)      (537,961)
activities - U.S. basis
---------------------------------------------------------------------
We have had positive cash flows from financing activities since inception. For the years ended December 31, 2002, 2001, and 2000, the positive cash flows from financing activities are summarized as follows:
-----------------------------------------------------------------
                                      Years Ended 31st December
                           --------------------------------------
Cash Flows Statement Data      2002          2001        2000
-----------------------------------------------------------------
Net cash provided by       $ 1,702,295  $  2,255,494  $ 2,173,118
financing activities -
Canadian and U.S. basis
-----------------------------------------------------------------
As of December 31, 2001, we had a working capital deficiency of $624,000 and as at December 31, 2002 our position had improved such that our working capital deficiency was only $54,000.

During 2002, we raised a total of $1,605,742. Further, as part of the February 2002 private placement, we issued a convertible debenture payable in the amount of $1,000,000. We have drawn down $450,000 of the proceeds of this debenture and will continue to draw down the proceeds of this debenture as required over the course of the 2003 exploration season. The debenture is convertible into units of our common stock at the rate of one unit per C$0.35 of debt converted at the option of the holder. Each unit will consist of one common share and one-half of one common share purchase warrant, which allow the holder to acquire an additional common share for two one-half common share purchase warrants and C$0.70 for two years to December 19, 2004. However, we will require additional funding to continue our operations during the next twelve months. We will be dependent on the proceeds of debt and equity financing such as private placements, the issuance of convertible securities, the exercise of stock options and warrants, and optioning or selling our properties or other assets to fund our mineral exploration expenditures and our general and administrative costs. Without such proceeds, we may not continue as a going concern. There can be no assurance that such funding will be available.

We do not expect to purchase or sell significant equipment, and we do not expect significant changes in the number of employees over the next twelve months. As at December 31, 2002 we have one full-time and two part-time employees employed in our exploration and administration areas. The number of employees does not include Mr. Kenneth A. Scott, our Chief Financial Officer, whose time is billed by his partnership and is included in professional fees.

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

We are required to set aside $120,892 in reclamation deposits related to our resource properties in order to satisfy local property reclamation requirements. Compliance with environmental regulations is not expected to have a material effect on our earnings, competiveness and capital expenditures until such time as an economic resource is located and a mine is developed.

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

Our financial statements are prepared using Canadian generally accepted accounting principles ("GAAP") and so much of the disclosures and discussion herein is based upon these accounting principles. Our December 31, 2002 financial statements contain a reconciliation of the significant differences between Canadian GAAP and U.S. GAAP at Note 13.

As at December 31, 2002, under U.S. GAAP our accumulated deficit was $18,562,312 (Canadian GAAP $14,121,911) and we had a working capital deficiency of approximately $54,000.

We believe that we will require $1,000,000 for the 2003 exploration season and approximately a cumulative $4,000,000 for the 2003 to 2005 exploration seasons to gain a sufficient level of understanding of our current exploration targets. These estimates are based upon obtaining positive results, which indicate that additional work is warranted and upon our ability to raise additional funds to finance the exploration work. Our Montana property is very large and to adequately explore the entire area is beyond our capability. Our plan is to concentrate on the targets, which our aerial geophysics has identified and to look for other parties to explore the other areas of the property through option agreements, joint ventures or other exploration agreements. Claims, which cannot be optioned-out or joint-ventured to other parties or claims, which are less prospective may be dropped to reduce future holding costs.

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

Potential profitability of mining ventures and mineral properties depends upon factors beyond our control. For instance, world prices of, and markets for, platinum and palladium are unpredictable, highly volatile, potentially subject to government fixing, pegging and controls, and respond to changes in domestic, international, political, social and economic environments. Since January 2001, the world price for platinum, as published by Kitco.com, has ranged from a low of approximately $415 per ounce to a high of $704 and has recently been in the $600 to $700 per ounce range. Over the same period, the world price for palladium, as published by Kitco, has ranged from a low of $190 per ounce to a high of approximately $1,090 and has recently been at the low end of the range. Our future profitability, should economic reserves of platinum and palladium be discovered, will be directly linked to the volatile world prices of platinum and palladium.

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

We must seek governmental permits for exploration activities at our properties. Obtaining the necessary govemmental permits is a complex and time-consuming process involving numerous federal, state and local agencies. The duration and success of the permitting efforts are contingent upon many variables not within our control. All our future exploration and development projects require or will require a variety of permits. The failure to obtain certain permits could have a material adverse effect on our business, operations and prospects. Presently, we have 44 drill sites approved, 25 sites are located on lands administered by the Custer National Forest and 19 sites are located on lands administered by the Gallatin National Forest. If warrented, multiple drillholes can be drilled from each site. Based on review of the geology and changes in the property positions, the Company is proposing to drop 5 approved sites on the Custer National Forest leaving 20 sites and 6 sites on the Gallatin National Forest leaving 13 sites. However, we will require additional drill sites to be permitted as we continue to explore our current targets over the 2004 to 2005 seasons or for new drill sites should the results of the current drilling program so dictate.

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

Our assets are comprised of our mining claims and modest amounts of cash. Our claims have no value apart from the economically recoverable metals, if any, they contain. We do not have the financial or technical resources to acquire other assets or engage in other businesses if our claims prove to be unproductive. Should our claims not contain any economically recoverable metals, then we may not be able to continue as a going concern. See also Note 1 to our consolidated financial statements for the year ended December 31, 2002 where the going concern issue is further addressed.

We may not remain in business without obtaining additional financing.

Our December 31, 2002 financial statements contain in Note 1 the following description related to our ability to continue as a going concern: "These consolidated financial statements have been prepared assuming the Company will continue as a going concern and be able to realize assets and liquidate liabilities in the normal course of business. Since its inception, the Company has incurred significant losses during the exploration stage and at December 31, 2002 has a working capital deficiency of approximately $54,000. These factors, along with the uncertainties regarding the Company's ability to obtain necessary financing to develop its properties and to successfully develop economic ore reserves on these properties and realize profitable production levels or proceeds from their disposition, raise substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. Management of the Company continues to seek additional sources of financing to fund its ongoing capital needs. The Company is presently considering additional funding sources including the sale of its common stock. Additionally, the Company is seeking joint venture partners to assist in the exploration and development of certain of its other properties. There can be no assurance that the Company will be successful in obtaining additional funds or in locating suitable joint venture partners to assist in the exploration and development of its mineral properties."

Further our auditors in their opinion dated March 26, 2003 added the following comments for U.S. Readers on Canada - U.S. Reporting Conflict: "In the United States, reporting standards for auditors require the addition of an explanatory paragraph (following the opinion paragraph) when the financial statements are affected by significant conditions and events that cast substantial doubt on the company's ability to continue as a going concern, such as those described in
Note 1 to the consolidated financial statements. Our report to the shareholders dated March 26, 2003 is expressed in accordance with Canadian reporting standards which do not permit a reference to such events and conditions in the auditors' report when these are adequately disclosed in the financial statements."

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

Item 7.  Financial Statements

We file financial statements that are prepared in accordance with generally accepted accounting principles in the Canada. For a description of the primary differences between Canadian and United States generally accepted accounting principles, see Note 13 to our Financial Statements for the period ended December 31, 2002. See also Notes 1 and 2 to our Financial Statements for the period ended December 31, 2002.

Item 8. Changes in and Disagreements with Accountants in Accounting and Financial Disclosure

On January 28, 2003, we asked PricewaterhouseCoopers LLP ("PWC") to resign as our independent auditors. On March 5, 2003, our management engaged BDO Dunwoody LLP ("BDO") as our independent auditors to audit our financial statements for the fiscal year ended December 31, 2002. The decision to ask PWC to resign and to retain BDO was approved by our Board of Directors and Audit Committee.

The reports of PWC on our financial statements for the two most recently completed fiscal years, and PWC's review for any period subsequent to December 31, 2001, the most recently completed period for which an audit report was issued, to January 28, 2003, the date of PWC's resignation, did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. There have been no disagreements between PWC and us on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PWC, would have caused it to make reference to the subject matter of the disagreement in connection with its reports on our financial statements.

Prior to March 5, 2003, we did not consult with BDO on items which involved (i) the application of accounting principles to a specified transaction, either completed or proposed, (ii) the type of audit opinion that might be rendered on our financial statements, or (iii) the subject matter of a disagreement or "reportable event."

We have furnished PWC with a copy of this disclosure and have requested that PWC furnish a letter addressed to the Securities and Exchange Commission stating whether PWC agrees with the above statements. A copy of this letter is attached as Exhibit 16.1 to this Form 10-KSB.

PART III

Item 9. Directors and Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act of 1934

The following table sets forth the name, age and position of our Executive Officers and Directors as of March 31, 2003.

Name and Municipality    Age                       Principal Occupation for
of Residence                                          Previous Five Years
--------------------------------------------------------------------------------
John E. Andrews          56    From September 19, 1994 until July 30, 1999, Mr.
                               Andrews was Greensboro, GA President and COO of
                               Stillwater Mining Company, a mining company
                               President and CEO publicly traded on the American
                               Stock Exchange. During 2000 and 2001, Mr. Andrews
                               was engaged as a consultant to a number of
                               precious and base metals mining companies
                               including Beartooth Platinum Corporation and on
                               August 28th, 2001 Mr. Andrews was appointed a
                               Director of the Company. From October 9, 2001 to
                               the present Mr. Andrews's principal occupation is
                               as President and CEO of the Company.
--------------------------------------------------------------------------------

Delbert W. Steiner(1)    58    Mr. Steiner's principal occupation in the last
Lewiston, ID                   five years is as President of the Company from
Director,                      September 15, 1988 to June 27, 1997 and from July
                               23, 1997 to October 9, 2001 and CEO of the
                               Company from June 24, 1996 to June 27, 1997 and
                               July 23, 1997 to October 9, 2001.
--------------------------------------------------------------------------------
Theodore Tomasovich(1)   56    Director of the Company since July 22, 1997. Mr.
Los Angeles, CA                Tomasovich's principal occupation in the last
Director                       five years was as President of PYJ Corporation, a
                               real estate development company, from October
                               1988 to the present.
--------------------------------------------------------------------------------
James W. Ashcroft(1)     63    Director of the Company since August 28, 2001.
Sudbury, Ontario               Mr. Ashcroft's principal occupation in the last
Director                       five years was as President of J.W. Ashcroft &
                               Assoc. Ltd. - Mining Consultants from 1998 to
                               2001 and prior to 1998 as President of the
                               Ontario Division of INCO Ltd.
--------------------------------------------------------------------------------
James D. Clucas(1)       60    Director of the Company since May 27, 2002. Mr.
Vancouver, BC                  Clucas has been Chairman of Geostar Metals
Director                       (junior company involved in a new technology for
                               the treatment of nickel laterite deposits in the
                               Philippines and Brazil) for the past 5 years.
--------------------------------------------------------------------------------
Reid Keays               63    Director of the Company since June 23, 2000.
Melbourne, Australia           Since 1998, Dr. Keays has been Professorial
Director                       Fellow, Monash University, Melbourne, Australia
                               and since 1999, Director, Victorian Institute of
                               Earth and Planetary Sciences. From, 1992-1997 Dr.
                               Keays was Dean, Faculty of Science and
                               Engineering, Laurentian University in Sudbury,
                               Ontario.
--------------------------------------------------------------------------------
Kenneth A. Scott         45    Chief Financial Officer of the Company since
Surrey, B.C.                   March 25, 1995. Mr. Scott's principal occupation
Chief Financial                in the last five years was as a partner in
Officer                        Staley, Okada, & Partners, Chartered
                               Accountants.
--------------------------------------------------------------------------------
Diane R. Garrett         43    VP, Corporate Development of the Company since
Center Point, TX               June 2001. Ms. Garrett's principal occupation in
VP, Corporate                  the last five years was as VP Corporate
Development &                  Development, Dayton Mining Corporation from
Corporate Secretary            February 1996 to August 2000 and as a director of
                               Romarco Minerals from 1999 to the present. From
                               August 2000 to June 2001, Ms. Garrett was engaged
                               as a consultant in the precious metals mining
                               industry.
--------------------------------------------------------------------------------
(1)     Member of our Audit Committee.

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

During the year, John Andrews, Chairman, President and Chief Executive Officer, late filed one Section 16 form reporting the acquisition of options to purchase 150,000 shares of the our common stock.

During the year, Delbert W. Steiner, Director, late filed one Section 16 form reporting the acquisition of options to purchase 100,000 shares of our common stock.

During the year, Theodore Tomasovich, Director, late filed four Section 16 forms reporting the acquisition of an option to purchase 50,000 shares of our common stock and the acquisition of a $450,000 6% debenture, through three separate draws.

During the year, James W. Ashcroft, Director, late filed one Section 16 form reporting the acquisition of options to purchase 50,000 shares of our common stock.

During the year, Kenneth A. Scott, Chief Financial Officer, late filed one
Section 16 form reporting the acquisition of options to purchase 50,000 shares.

During the year, Wilfried Struck, former Chief Operating Office and Vice President of Mining and Exploration, late filed three Section 16 forms reporting the sale of 5,000 shares, the acquisition of 22,676 shares and 11,338 related warrants and the acquisition of options to purchase 100,000 shares of our common stock.

During the year, Diane Garrett, Vice President of Corporate Development, late filed one Section 16 form reporting the acquisition of options to purchase 100,000 shares.

During the year, James D. Clucas, Director, late filed one Section 16 form reporting the acquisition of options to purchase 250,000 shares. Mr. Clucas also did not file a Form 3 Initial Statement of Beneficial Ownership at the time he was appointed a director.

During the year, Reid Keays, Director, late filed one Section 16 form reporting the acquisition of options to purchase 250,000 shares. Mr. Keays also did not file a Form 3 Initial Statement of Beneficial Ownership at the time he was appointed a director.

Item 10.  Executive Compensation

The following compensation information relates to amounts paid to the Chief Executive Officer for the preceding three (3) years. No other director or executive officer received compensation in excess of $100,000 in 2002, 2001 or 2000.

-------------------------------------------------------------------------------------------------------
                    Annual Compensation                             Long Term Compensation
-------------------------------------------------------------------------------------------------------
                                                             Awards                 Pay-outs
                                                         ----------------------------------------------
                                                                           Restricted
                                                              Securities   Shares of
   Name and                                       Other       Under        Restricted
  Principal      Year     Salary or               Annual      Options      Share     LTIP      All Other
  Position      Ending       Fee       Bonus   Compensation   Granted      Units    Pay-outs  Compensation
----------------------------------------------------------------------------------------------------------
John E.          2002     US$87,900      -         -         150,000        -         -         -
Andrews          2001     US$20,655      -         -         400,000        -         -         -
-------------------------------------------------------------------------------------------------------
Delbert W.       2001     US$79,750      -         -         275,000        -         -         -
Steiner          2000     US$81,000      -         -         625,000        -         -         -
-------------------------------------------------------------------------------------------------------

Pension Plans

We do not have any defined benefit pension plan that provides annual benefits to any Executive Officers, or any long-term incentive plans.

Compensation of Directors

None of the Directors receive Director's fees.

Executive Compensation

Other than the Chief Executive Officer, none of our Executive Officers received any reportable salary or bonus during 2002. The following describes our stock option plan.

We have a stock option plan dated January 9, 2001, under which the maximum number of options, which may be issued shall not exceed 8,709,386 shares. On May 27, 2002, the shareholders approved an increase in the number of shares in the stock option plan from the original 6,586,442 shares to the current 8,709,386 shares. Options granted on or after January 9, 2001 are for a maximum term of five years and vest as to 25% on allocation and 25% each six months thereafter. For options granted on or after May 27, 2002 the vesting terms remain unchanged for directors. Options granted to officers vest as to 25% each six months after the grant date. Options granted prior to the plan are for varying terms ranging from two to seven years and are immediately vested upon the date of grant.

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

The following table sets forth certain information on option grants to the Named Executives in 2002:

                                                Individual Grants
-----------------------------------------------------------------------------------------------------
                                      Percentage of
Name                     Number of    Total Options
                         Shares        Granted to      Exercise
                       Underlying       Employees      Price Per     Expiration       Grant Date
                        Options         in Fiscal      Share (2)       Date           Value (1)
                        Granted           Year
-----------------------------------------------------------------------------------------------------
John E. Andrews       150,000 (2)         14.3%          C$0.71      May 27, 2007           Nil
-----------------------------------------------------------------------------------------------------

(1) Grant date value represents the difference between the exercise price and the fair market value of the shares underlying the options at the date of grant. The fair market value is the closing price of our common stock as reported by the TSX Venture Exchange (in Canadian dollars) on the date of the option grant.

(2) Represents incentive stock options granted on May 27, 2002. The option shares vest and become exercisable 25% upon the date of grant and 25% each six months thereafter.

The following table sets forth certain information on option grants to the Directors in 2002:

                                                Individual Grants
-----------------------------------------------------------------------------------------------------
                                          Percentage of
Name                     Number of        Total Options
                           Shares         Granted to      Exercise
                         Underlying       Directors        Price
                          Options         in Fiscal        Per          Expiration       Grant Date
                          Granted            Year          Share           Date           Value (1)
-----------------------------------------------------------------------------------------------------
James W. Ashcroft          50,000            4.7%          C$0.71      May 27, 2007          Nil
-----------------------------------------------------------------------------------------------------
James D. Clucas           200,000           23.8%          C$0.60      April 23, 2007        Nil
                           50,000                          C$0.71      May 27, 2007          Nil
-----------------------------------------------------------------------------------------------------
Reid R. Keays             200,000           19.1%          C$0.47      July 19, 2007         Nil
-----------------------------------------------------------------------------------------------------
Delbert W. Steiner        100,000            9.5%          C$0.71      May 27, 2007          Nil
-----------------------------------------------------------------------------------------------------
Theodore Tomasovich        50,000            4.7%          C$0.71      May 27, 2007          Nil
-----------------------------------------------------------------------------------------------------

(1) Grant date value represents the difference between the exercise price and the fair market value of the shares underlying the options at the date of grant. The fair market value is the closing price of our common stock as reported by the TSX Venture Exchange (in Canadian dollars) on the date of the option grant.

The following table summarizes option exercises and the value of unexercised stock options granted to the Named Executives as of December 31, 2002:

-----------------------------------------------------------------------------------------------------
                                                             Number of Shares           Value of
                                                               Underlying            Unexercised
                                                              Unexercised            In-the-Money
        Name              Shares                               Options at             Options at
                       Acquired on         Value               12/31/02               12/31/02
                        Exercise          Realized(1)        (Exercisable/          (Exercisable/
                                                             Unexercisable)       Unexercisable)(2)
-----------------------------------------------------------------------------------------------------
John E. Andrews             -                  -            350,000/200,000            Nil/Nil
-----------------------------------------------------------------------------------------------------

(1) The Value Realized is the difference between the exercise price and the fair market value of the shares underlying the options. The fair market value is the closing price of our common stock as reported by the TSX Venture Exchange (in Canadian dollars) on the date of exercise.

(2) The value of unexercised in-the-money options is the difference between the exercise price and the fair market value of the shares underlying the options. For purposes of determining the value of unexercised in-the-money options as of December 31, 2002, the fair market value is deemed to be C$0.07, which the last closing price of our common stock reported on the TSX Venture Exchange during December 2002.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the total-number of our common shares and the percentage of such beneficially owned as of March 31, 2003, by the Directors and Officers, and with respect to shares owned by each person or group known by us to be the beneficial owner of more than 5% of the shares.

------------------------------------------------------------------------------
   Name of Beneficial Owners     Number of Shares Owned  Percent of Class (**)
------------------------------------------------------------------------------
John E. Andrews                        420,000 (1)                 *
Director, President and CEO
------------------------------------------------------------------------------
James Ashcroft                         305,000 (2)                 *
Director
------------------------------------------------------------------------------
James Clucas                           125,000 (3)                 *
------------------------------------------------------------------------------
Reid Keays                             50,000 (4)                  *
------------------------------------------------------------------------------
Delbert W. Steiner                    2,313,482 (5)              4.63%
Director
------------------------------------------------------------------------------
Theodore Tomasovich                  13,256,051 (6)              26.55%
Director
------------------------------------------------------------------------------
Diane R. Garrett                       225,000 (7)                 *
VP, Corporate Development &
Corporate Secretary
------------------------------------------------------------------------------
Kenneth A. Scott                       449,493 (8)                 *
Chief Financial Officer
------------------------------------------------------------------------------
All Directors and Executive          17,144,026 (9)              34.33%
Officers as a Group (8 Persons)
------------------------------------------------------------------------------
Tomasovich Family Trust              4,063,321 (10)              8.14%
------------------------------------------------------------------------------
Stillwater Trust                     8,743,000 (11)              17.51%
------------------------------------------------------------------------------

*     Represents less than 1% of our common stock.

** The percentage owned by each person includes shares owned and those purchasable within 60 days of the reporting date.

(1) Includes 400,000 shares, which may be issued upon exercise of vested options, 200,000 of which are exercisable at C$0.38 per share, 150,000 of which are exercisable at C$0.27 per share and 50,000 of which are exercisable at C$0.71 per share.

(2) Includes 225,000 shares, which may be issued upon exercise of vested options, 200,000 of which are exercisable at C$0.38 per share and 25,000 of which are exercisable at C$0.71 per share.

(3) Includes 125,000 shares, which may be issued upon exercise of vested options, 100,000 of which are exercisable at C$0.60 per share and 25,000 of which are exercisable at C$0.71 per share.

(4) Includes 50,000 shares, which may be issued upon exercise of vested options at C$0.47 per share.

(5) Includes 912,500 shares, which may be issued upon exercise of vested options, 325,000 of which are exercisable at C$0.30 per share, 425,000 of which are exercisable at C$0.38 per share and 112,500 of which are exercisable at C$0.27 per share and 50,000 of which are exercisable at C$0.71 per share. Includes 152,500 shares, which may be issued upon exercise of share purchase warrants at C$1.60 per share.

(6) Includes indirect ownership of 4,063,321 shares owned by the Tomasovich Family Trust for which Mr. Tomasovich is the Trustee, indirect ownership of 8,743,000 shares owned by Stillwater Trust for which Mr. Tomasovich is a beneficiary, and indirect ownership of 39,000 shares owned within an IRA Trust. It also includes 152,500 shares, which may be issued upon exercise of warrants at C$1.60 per share, 286,000 shares, which may be issued upon exercise of vested options at C$0.30 per share, 100,000 shares, which may be issued upon exercise of vested options at C$0.38 per share, and 25,000 shares, which may be issued upon exercise of vested options at C$0.71 per share. The Tomasovich Family Trust Agreement has a 21-year term to 2020 and Mr. Tomasovich is the sole Trustee and holds the full voting rights. The Stillwater Trust Agreement has an initial 3-year term and provision for subsequent three-year extensions and the trustee is the SWT Trustees Ltd. and holds the full voting rights.

(7) Includes 225,000 shares, which may be issued upon exercise of vested, 200,000 of which are exercisable at C$0.38 per share and 25,000 of which are exercisable at C$0.71 per share.

(8) Includes indirect ownership resulting from Mr. Scott being the beneficial owner of a holding company, which owns 276,674 shares and includes 50,000 shares issuable upon exercise of vested options, at C$0.38 per share and 12,500 of which are exercisable at C$0.71 per share. Mr. Scott also controls 56,930 common shares and 28,465 share purchase warrants, which may be exercised at C$0.70 per share through his ownership in a professional partnership.

(9) Includes 2,411,000 shares issuable pursuant to options and warrants exercisable within 60 days of December 31, 2002. Includes all direct and indirect ownership by named executive officers and directors.

(10)  Theodore Tomasovich, director, is the Trustee of the Tomasovich Family
      Trust.

(11)  Theodore Tomasovich, director, is a beneficiary of the Stillwater Trust.

Item 12.  Certain Relationships and Related Transactions

Related Party Transactions

We have paid or accrued for payment the following amounts to related parties:

We paid wages and management fees to officers and directors of $252,289 in fiscal 2002, $437,938 in 2001 and $154,000 in 2000.

We have engaged Fraser & Co. as Canadian legal counsel from February 2000 through April 2002. David Fraser is a partner in Fraser & Co. and was a director from June 2000 until his resignation on April 1, 2002. Fees paid or accrued to Fraser & Co. during January through April 2002 amounted to $15,767, $92,653 in 2001 and $112,090 in 2000.

We have engaged Staley, Okada, & Partners to provide accounting services during the period 2000 through 2002. Kenneth A. Scott is a partner in Staley, Okada, Chandler & Scott and an officer of the Company. Fees paid or accrued to Staley, Okada, Chandler & Scott during 2002 were $82,178, $43,800 in 2001 and $45,000 in 2000.

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

10.10 Stillwater West PGM Venture agreement dated November 1, 2001 between us and First Choice Industries Ltd. (1)

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

10.18 Memorandum of Agreement between Idaho Gold Corporation and us and Agreement between Idaho Gold Corporation and us (The Buffalo Gulch Property) dated July 9, 1996 (3)

10.19 Crystallex International Corporation - Management Services Agreement dated January 10, 2001 (5)

10.20 Termination Agreement between us and Crystallex International Corporation
      (7)

10.21 Letter of Understanding with Diane R. Garrett (6)

10.22 Incentive Stock Option Plan dated January 9, 2001 (5)

10.23 Form of Director Stock Option Agreement (3)

10.24 Form of Employee Stock Option Agreement (3)

16.1  Change of Auditor

21.   Our Subsidiaries

23.1  Consent of PricewaterhouseCoopers LLC, Accountants [filed herewith]

23.2  Consent of BDO Dunwoody LLP, Accountants [filed herewith]

24.   Powers of Attorney

99.1  Officer's Certificate

99.2  Officer's Certificate

(1) Incorporated by reference to the Annual Report on Form 10KSB for the year ended December 31, 2001 previously filed by us.

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

(8) Incorporated by reference to the Annual Report on Form 10KSB for the year ended December 31, 2001 previously filed by us.

(9) Incorporated by reference to the Quarterly Report on Form 10QSB for the period ended March 31, 2002 previously filed by us.

(10) Incorporated by reference to the Quarterly Report on Form 10QSB for the period ended June 30, 2002 previously filed by us.

(11) Incorporated by reference to the Quarterly Report on Form 10QSB for the period ended September 30, 2002 previously filed by us.

(b)     Reports on Form 8-K:

        None

ITEM 14. CONTROLS AND PROCEDURES

     Within 90 days of the filing date of this report, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

     There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in the preceding paragraph.

SIGNATURES
In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th of April, 2003

                                       Beartooth Platinum Corporation
                                               (Registrant)

                                       By /s/John Andrews
                                             John Andrews
                                             President and
                                             Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 25th of April, 2003

                                       Principal Executive Officer:

                                       By /s/ John Andrews
                                              John Andrews
                                              President and Chief
                                              Executive Officer

                                       Principal Financial and
                                         Accounting Officer:

                                       By /s/ Kenneth A. Scott
                                              Kenneth A. Scott
                                              Chief Financial Officer

John Andrews, pursuant to a power of attorney, which is being filed with this report, has signed this report on the 25th of April, 2003, as attorney-in-fact for the following directors who constitute a majority of the board of directors.


          John Andrews                               James Ashcroft
          Delbert W. Steiner                         James Clucas
          Theodore Tomasovich                        Reid Keays



                                       By /s/ John Andrews
                                              John Andrews
                                              Attorney-in-fact

                                 CERTIFICATIONS

        I, John Andrews, certify that:

      1. I have reviewed this annual report on Form 10-KSB of Beartooth Platinum Corporation;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly presents in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

           a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

           b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

           c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

           a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

           b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

        Date:  April 25, 2003


                                       /S/ JOHN ANDREWS

                                       Name:  John Andrews
                                       Title: President and Chief Executive
                                              Officer (Principal Executive
                                              Officer)

                                 CERTIFICATIONS

        I, Kenneth A. Scott, certify that:

      1. I have reviewed this annual report on Form 10-KSB of Beartooth Platinum Corporation;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly presents in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

           a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

           b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

           c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

           a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

           b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

        Date:  April 25, 2003
                                       /S/ KENNETH A. SCOTT

                                       Name:  Kenneth A. Scott
                                       Title: Treasurer and Chief Financial
                                       Officer (Principal Financial Officer)

[LOGO]              BDO Dunwoody LLP               600 Park Place
                Chartered Accountants              666 Burrard Street
                                                   Vancouver, BC, Canada V6C 2X8
                                                   Telephone: (604) 688-5421
                                                   Telefax:  (604) 688-5132
                                                   E-mail:  vancouver@bdo.ca
                                                   www.bdo.ca
--------------------------------------------------------------------------------
                                                                Auditor's Report
--------------------------------------------------------------------------------
To the Shareholders of
Beartooth Platinum Corporation
(Formerly Idaho Consolidated Metals Corp.)
(An Exploration Stage Company)

We have audited the consolidated balance sheet of Beartooth Platinum Corporation (Formerly Idaho Consolidated Metals Corp.) (An Exploration Stage Company) as at December 31, 2002 and the consolidated statements of changes in shareholders' equity, operations and cash flows for the year then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with Canadian and United States generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2002 and the results of its operations and its cash flows for the year then ended in accordance with Canadian generally accepted accounting principles.

The comparative figures were reported upon by other auditors. Their report covered the year ended December 31, 2001, contained no reservations and was dated February 22, 2002 (except note 11 which was at March 7, 2002).


/s/ BDO Dunwoody LLP

Chartered Accountants

Vancouver, British Columbia
March 26, 2003

[LOGO]              BDO Dunwoody LLP               600 Park Place
                Chartered Accountants              666 Burrard Street
                                                   Vancouver, BC, Canada V6C 2X8
                                                   Telephone: (604) 688-5421
                                                   Telefax:  (604) 688-5132
                                                   E-mail:  vancouver@bdo.ca
                                                   www.bdo.ca
--------------------------------------------------------------------------------
                           Comments by the Auditors for U.S. Readers on Canada -
                                                      U.S. Reporting Differences
--------------------------------------------------------------------------------
In the United States, reporting standards for auditors require the addition of an explanatory paragraph (following the opinion paragraph) when the financial statements are affected by conditions and events that cast substantial doubt on the company's ability to continue as a going concern, such as those described in
Note 1 of the consolidated financial statements. The United States reporting standards also require the addition of an explanatory paragraph when changes in an accounting policy, such as those involving stock-based compensation described in Note 2, have a material effect on the consolidated financial statements. Our report to the shareholders dated March 26, 2003, is expressed in accordance with Canadian reporting standards, which do not permit a reference to such conditions and events in the auditors' report when these are adequately disclosed in the financial statements.

/s/ BDO Dunwoody LLP

Chartered Accountants
Vancouver, British Columbia
March 26, 2003

                                                     PricewaterhouseCoopers LLP
                                                     Chartered Accountants
                                                     250 Howe Street, 7th Floor
                                                     Vancouver British Columbia
                                                     Canada V6C 3S7
                                                     Telephone +1 (604) 806 7000
                                                     Facsimile +1 (604) 806 7806

Auditor's Report

To the Board of Directors
Beartooth Platinum Corporation (formerly Idaho Consolidated Metals Corp.)

We have audited the balance sheet of Beartooth Platinum Corporation as at December 31, 2001 and the consolidated statements of operations and cash flows for each of the years ended December 31, 2001 and 2000 and the consolidated changes in shareholders' equity for each of the years ended December 31, 2001 and 2000, which have been prepared on the basis of accounting principles generally accepted in Canada. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of Beartooth Platinum Corporation as at December 31, 2001 and the results of its operations and its cash flows for each of the years ended December 31, 2001 and 2000 and the consolidated changes in shareholders' equity for each of the years ended December 31, 2001 and 2000 in accordance with Canadian generally accepted accounting principles. As required by the British Columbia Company Act, we report that, in our opinion, these principles have been applied on a consistent basis.


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

Signed "PricewaterhouseCoopers LLP"

Chartered Accountants
Vancouver, B.C., Canada
February 22, 2002 (except note 11, which is at March 7, 2002)

PricewaterhouseCoopers refers to the Canadian firm of PricewaterhouseCoopers LLP and the other member firms of PricewaterhouseCoopers International Limited, each of which is a separate and independent legal entity.

Beartooth Platinum Corporation                                       Statement 1
(Formerly Idaho Consolidated Metals Corp.)
(An Exploration Stage Company)
Consolidated Balance Sheets
As at December 31
U.S. Funds

ASSETS                                                                    2002            2001
----------------------------------------------------------------------------------------------
Current
    Cash                                                          $     64,558     $    87,920
    Accounts receivable                                                 11,913          23,553
    Prepaid expenses                                                    12,981           8,159
                                                                  ----------------------------
                                                                        89,452         119,632
    Restricted investments                                             120,892         117,811
    Portfolio investments (Note 3)                                      14,000               -
    Capital assets, net (Note 4)                                       100,121         115,810
    Property rights (Note 5)                                         2,558,921       2,630,660
                                                                  ----------------------------
                                                                  $  2,883,386     $ 2,983,913
==============================================================================================
LIABILITIES
----------------------------------------------------------------------------------------------
Current
    Accounts payable - Related parties                            $     36,776     $   243,812
                     - Other                                            69,391         500,070
    Current portion of long-term debt                                   37,338               -
                                                                  ----------------------------
                                                                       143,505         743,882
Long-Term Debt (Note 6)                                                407,514          37,500
Subscription Payable                                                         -         353,285
                                                                  ----------------------------
                                                                       551,019       1,134,667
                                                                  ----------------------------
SHAREHOLDERS' EQUITY
----------------------------------------------------------------------------------------------
Share Capital - Statement 2 (Note 7)                                16,310,278      14,657,490
   Authorized:
       100,000,000 common shares with no par value
   Issued:
         44,309,430 (2001 - 37,165,623) shares
Convertible Securities (Note 8)                                        144,000               -
Deficit - Accumulated during the Exploration Stage - Statement 2   (14,121,911)    (12,808,244)
                                                                  ----------------------------
                                                                     2,332,367       1,849,246
                                                                  ----------------------------
                                                                  $  2,883,386     $ 2,983,913
==============================================================================================

ON BEHALF OF THE BOARD:

/s/ John Andrews, Director

/s/ Delbert W. Steiner, Director

                           - See Accompanying Notes -

Beartooth Platinum Corporation                                      Statement 2a
(An Exploration Stage Company)
Consolidated Statements of Changes In Shareholders' Equity
U.S. Funds

                                                                              Deficit
                                                                  Equity      Accumulated
                                             Common Shares     Component of   During the
                                        --------------------    Convertible   Exploration
                                        Shares        Amount    Securities    Stage            Total
-------------------------------------------------------------------------------------------------------
Balance - December 31, 1999           25,305,841  $  9,804,354  $  50,188   $ (8,273,827)   $ 1,580,715
   Issuance of shares for cash on
    exercise of warrants in January
    ($0.10 per share)                    100,000        10,000          -              -         10,000
   Issuance of shares on conversion
    of convertible securities in
    February ($0.19 per share)           174,000        33,132     (3,132)             -         30,000
   Issuance of shares for cash on
    exercise of warrants in February
    ($0.29 per share)                  1,047,492       299,420          -              -        299,420
   Issuance of shares for cash on
    exercise of options in February
    ($0.19 per share)                    350,000        67,593          -              -         67,593
   Issuance of shares for cash on
    exercise of warrants in March
    ($0.43 per share)                  1,377,574       597,323          -              -        597,323
   Issuance of shares for cash on
    exercise of options in March
    ($0.25 per share)                     75,000        18,923          -              -         18,923
   Issuance of shares for resource
    property in April ($0.98 per
    share)                               150,000       147,739          -              -        147,739
   Issuance of shares for cash in
    April ($0.50 per share)              667,000       333,616          -              -        333,616
   Issuance of shares for cash on
    exercise of warrants in April
    ($0.70 per share)                        500           349          -              -            349
   Issuance of shares on conversion
    of convertible securities in May
    ($0.20 per share)                    932,608       188,888    (19,585)             -        169,303
   Issuance of shares for cash on
    exercise of warrants in May
    ($0.70 per share)                        500           349          -              -            349
   Issuance of shares for cash on
    exercise of options in May
    ($0.25 per share)                     80,000        16,040          -              -         16,040
   Issuance of shares for debt
    settlement in June ($0.95 per
    share)                               252,000       239,202          -              -        239,202
   Issuance of shares for cash on
    exercise of warrants in May
    ($0.70 per share)                      4,750         3,312          -              -          3,312
                                      -----------------------------------------------------------------
Balance forward                       30,517,265  $ 11,760,240  $  27,471   $ (8,273,827)   $ 3,513,884
-------------------------------------------------------------------------------------------------------

                           - See Accompanying Notes -

Beartooth Platinum Corporation                                      Statement 2b
(An Exploration Stage Company)
Consolidated Statements of Changes In Shareholders' Equity
U.S. Funds

                                                                                      Deficit
                                                                       Equity         Accumulated
                                                  Common Shares        Component of   During the
                                             ------------------------  Convertible    Exploration
                                               Shares     Amount       Securities     Stage            Total
----------------------------------------------------------------------------------------------------------------
Balance carried forward                     30,517,265  $ 11,760,240  $    27,471  $  (8,273,827)  $   3,513,884
   Issuance of shares for cash on
    exercise of warrants in August
    ($0.70 per share)                              500           348            -              -             348
   Issuance of shares for cash in
    September ($0.68 per share)                488,235       332,000            -              -         332,000
   Issuance of shares on conversion
    of convertible securities in
    September ($0.18 per share)              1,526,201       281,965      (27,471)             -         254,494
   Issuance of shares for resource
    property in October ($0.66 per
    share)                                     200,000        87,117            -              -          87,117
   Issuance of shares for resource
    property in November ($0.48 per
    share)                                     200,000        61,440            -              -          61,440
   Issuance of shares for cash on
    exercise of options in December
    ($0.21 per share)                          239,000        50,000            -              -          50,000
   Loss for the year- Statement 3                    -             -            -     (2,003,579)     (2,003,579)
                                            --------------------------------------------------------------------
Balance - December 31, 2000                 33,171,201    12,573,110            -    (10,277,406)      2,295,704
   Issuance of shares for cash on
    exercise of options in January
    ($0.20 per share)                           50,000         9,866            -              -           9,866
   Issuance of shares for cash in
    February, net of share issuance
    costs of $49,393 ($0.53 per
    share)                                   1,780,372       939,887            -              -         939,887
   Issuance of shares for cash on
    exercise of options  in February
    ($0.17 per share)                          100,000        16,890            -              -          16,890
   Issuance of shares for cash on
    exercise of warrants in February
    ($0.19 per share)                          111,000        20,596            -              -          20,596
   Issuance of shares for cash on
    exercise of warrants in March
    ($0.12 per share)                          568,000        67,610            -              -          67,610
   Issuance of shares for cash on
    exercise of warrants in April
    ($0.80 per share)                          325,050       261,626            -              -         261,626
   Issuance of shares for cash on
    exercise of options in April
    ($0.24 per share)                           75,000        18,003            -              -          18,003
   Issuance of shares for cash on
    exercise of options in May
    ($0.31 per share)                           75,000        22,875            -              -          22,875
   Issuance of shares for cash in
    June, net of share issuance
    costs of $16,607 ($0.90 per
    share)                                     610,000       548,446            -              -         548,446
   Issuance of shares for resource
    property in August ($0.58 per
    share)                                     200,000       116,069            -              -         116,069
   Issuance of shares for resource
    property in September ($0.63 per
    share)                                     100,000        62,512            -              -          62,512
   Loss for the year- Statement 3                    -             -            -     (2,530,838)     (2,530,838)
                                            --------------------------------------------------------------------
Balance - December 31, 2001                 37,165,623  $ 14,657,490  $         -  $ (12,808,244)  $   1,849,246
----------------------------------------------------------------------------------------------------------------

                           - See Accompanying Notes -

Beartooth Platinum Corporation                                      Statement 2c
(An Exploration Stage Company)
Consolidated Statements of Changes In Shareholders' Equity
U.S. Funds

                                                                                      Deficit
                                                                        Equity        Accumulated
                                                    Common Shares       Component of  During the
                                            --------------------------  Convertible   Exploration
                                             Shares          Amount     Securities    Stage             Total
----------------------------------------------------------------------------------------------------------------
Balance - 31 December 2001                  37,165,623  $  14,657,490  $         -  $ (12,808,244)  $  1,849,246
  Issuance  of  shares  for  cash  on
   exercise  of options  in  February
   ($0.71 per share)                           156,042        110,404            -              -        110,404
  Issuance of shares for cash in
   February, net of share issuance
   costs of $77,540 ($0.22 per share)        6,085,265      1,308,776            -              -      1,308,776
  Issuance of shares for cash on
   exercise of options in March
   ($0.16 per share)                            15,000          2,437            -              -          2,437
  Issuance of shares for debt
   settlement in April ($0.38 per
   share)                                      125,000         47,046            -              -         47,046
  Issuance of shares on exercise of
   options in May ($0.24 per share)            375,000         89,595            -              -         89,595
  Issuance of shares on exercise of
   options in June ($0.24 per share)           100,000         24,270            -              -         24,270
  Issuance of shares on exercise of
   options in July ($0.24 per share)           287,500         70,260            -              -         70,260
  Equity component of convertible
   securities                                        -              -      144,000              -        144,000
  Loss for the year - Statement 3                    -              -            -     (1,313,667)    (1,313,667)
                                            --------------------------------------------------------------------
Balance - December 31, 2002                 44,309,430  $  16,310,278  $   144,000  $ (14,121,911)  $  2,332,367
----------------------------------------------------------------------------------------------------------------

                           - See Accompanying Notes -

Beartooth Platinum Corporation                                       Statement 3
(An Exploration Stage Company)
Consolidated Statements of Operations
For the Years Ended December 31
U.S. Funds

                                                                              2002           2001                2000
------------------------------------------------------------------------------------------------------------------------
Operating Expenses
    General and administrative - Schedule B.1                          $     581,877    $  1,431,503       $     799,153
                                                                       -------------------------------------------------
Other (Income) Expenses
    Gain on settlement of debt                                               (30,218)              -                   -
    Management fees                                                                -          (3,034)            (19,362)
    Loss on sale of capital assets                                             1,277               -                   -
    Interest income                                                          (12,387)        (17,155)             (7,304)
    Interest expense                                                          16,649           7,008               5,688
    Amortization of interest discount (Note 6)                               101,514               -                   -
    Write-off capital assets (Note 4)                                              -         329,285             140,000
    Write-off capitalized resource property costs (Note 5)                   546,893         665,320           1,085,404
    General property search and gold property holding costs                  108,062         117,911                   -
                                                                       -------------------------------------------------
                                                                             731,790       1,099,335           1,204,426
                                                                       -------------------------------------------------
Loss for the Year                                                      $   1,313,667    $  2,530,838       $   2,003,579
========================================================================================================================
Loss per Common Share, Basic and Diluted                               $       0.03     $      0.07        $       0.07
========================================================================================================================
Weighted Average Number of Common Shares Outstanding                      43,239,452      36,181,875          29,868,903
========================================================================================================================

                           - See Accompanying Notes -

Beartooth Platinum Corporation                                      Statement 4a
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
For the Years Ended December 31
U.S. Funds

Cash Resources Provided By (Used In)                     2002             2001             2000
----------------------------------------------------------------------------------------------------
Operating Activities
    Loss for the year                               $  (1,313,667)   $ (2,530,838)    $ (2,003,579)
    Items not affecting cash
       Amortization                                        12,644          22,213           14,329
       Amortization of interest discount                  101,514               -                -
       Loss on sale of capital assets                       1,277               -                -
       Gain on settlement of debt                         (30,218)              -                -
    Write-off capital assets                                    -         329,285          140,000
    Write-off capitalized resource property costs         546,893         665,320        1,085,404
    Changes in current assets and liabilities
       Accounts receivable                                 11,640         (13,999)           9,787
       Prepaid expenses                                    (4,822)         (5,751)          (2,408)
       Accounts payable
         - Related parties                               (207,036)        184,917          (69,562)
         - Other                                         (353,415)        289,595          (73,814)
                                                    ----------------------------------------------
    Net cash used in operating activities              (1,235,190)     (1,059,258)        (899,843)
                                                    ----------------------------------------------

Investing Activities
    Restricted investments                                 (3,081)        (27,811)          (8,000)
    Capital assets                                          1,768         (87,581)          (8,782)
    Property rights                                      (489,154)     (1,019,432)      (1,261,935)
                                                    ----------------------------------------------
    Net cash used in investing activities                (490,467)     (1,134,824)      (1,278,717)
                                                    ----------------------------------------------

Financing Activities
    Notes payable                                            (162)         (3,590)          (9,952)
    Subscription payable                                 (353,285)        353,285                -
    Convertible securities                                450,000               -                -
    Share capital                                       1,605,742       1,905,799        2,183,070
                                                    ----------------------------------------------
    Net cash provided by financing activities           1,702,295       2,255,494        2,173,118
                                                    ----------------------------------------------

Net Increase (Decrease) in Cash                           (23,362)         61,412           (5,442)
    Cash position - Beginning of year                      87,920          26,508           31,950
                                                    ----------------------------------------------
Cash Position - End of Year                         $      64,558    $     87,920     $     26,508
==================================================================================================

                           - See Accompanying Notes -

Beartooth Platinum Corporation                                      Statement 4b
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
For the Years Ended December 31
U.S. Funds

                                                                          2002          2001          2000
---------------------------------------------------------------------------------------------------------------
Supplemental Disclosures of Cash Flow Information:
    Cash paid during the year for interest                             $   5,162    $    7,008    $      5,688
---------------------------------------------------------------------------------------------------------------
Schedule of Non-Cash Investing and Financing Activities:
    Common stock issued for property rights                            $       -    $  178,581    $    296,296
    Common stock issued upon conversion of accounts payable to
       related parties                                                         -             -         239,202
    Common stock issued upon conversion of other accounts payable         47,046             -               -
    Common stock issued for conversion of convertible securities               -             -          50,188
    Portfolio investment received for property option receipts            14,000             -               -
    Capital assets acquired for note payable                                   -        37,500               -

                           - See Accompanying Notes -

Beartooth Platinum Corporation
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2002 and 2001
U.S. Funds
--------------------------------------------------------------------------------
1.    The Company and Ability to Continue as a Going Concern

      Beartooth Platinum Corporation (the "Company") was incorporated in British Columbia, Canada on September 15, 1988 to engage in mineral exploration, development and processing. Effective August 17, 2001, the Company was continued to the Yukon Territory. The Company is presently in the exploration stage, as revenue-producing activities have not commenced. The Company's consolidated financial statements have been prepared in accordance with Canadian generally accepted accounting principles and are stated in U.S. dollars.

      On July 24, 2002, the Company changed its name from Idaho Consolidated Metals Corp. to Beartooth Platinum Corporation.

      During 1996, the Company established a wholly owned subsidiary, Idaho Consolidated Metals International, Ltd. (ICMI) in the British Virgin Islands. ICMI does not have any operations as of December 31, 2002. All intercompany accounts and transactions have been eliminated on consolidation.

      These consolidated financial statements have been prepared assuming the Company will continue as a going concern and be able to realize assets and liquidate liabilities in the normal course of business. Since its inception, the Company has incurred significant losses during the exploration stage and at December 31, 2002 has a working capital deficiency of approximately $54,000. These factors, along with the uncertainties regarding the Company's ability to obtain necessary financing to develop its properties and to successfully develop economic ore reserves on these properties and realize profitable production levels or proceeds from their disposition, raise substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

      Management of the Company continues to seek additional sources of financing to fund its ongoing capital needs. The Company is presently considering additional funding sources including the sale of its common stock. Additionally, the Company is seeking joint venture partners to assist in the exploration and development of certain of its other properties. There can be no assurance that the Company will be successful in obtaining additional funds or in locating suitable joint venture partners to assist in the exploration and development of its mineral properties.
--------------------------------------------------------------------------------
2.    Significant Accounting Policies

      a)   Capital Assets and Property Rights

           Capital assets are stated at the lower of cost (or the predecessor's cost basis if acquired from an affiliate) or estimated net realizable value. Maintenance, repairs and renewals are charged to operations. Major betterments are capitalized. When assets are retired or sold, the costs and related accumulated depreciation and amortization are eliminated and any resulting gain or loss is reflected in operations. Proceeds received from the sale of any interest in the property will first be credited against the carrying value of the property with any excess included in operations for the period.

Beartooth Platinum Corporation
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2002 and 2001
U.S. Funds
--------------------------------------------------------------------------------
2.    Significant Accounting Policies - Continued

      a)   Capital Assets and Property Rights - Continued

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

Beartooth Platinum Corporation
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2002 and 2001
U.S. Funds
--------------------------------------------------------------------------------
2.    Significant Accounting Policies - Continued

      d)   Portfolio Investments

           The Company records its long-term portfolio investments at cost. The cost of investments is written down to market value when the decline in value is other than temporary.

      e)   Net Loss Per Common Share

           Loss per share is calculated based on the weighted-average number of common shares issued and outstanding during the year. The Company has adopted the revised recommendations of the Canadian Institute of Chartered Accountants, whereby the new rules are applied on a retroactive basis and did not result in any restatement of the Company's financial statements. The effect of potential issuances of 3,876,000 (2001 - 6,256,000) shares under options, 4,069,426 (2001 -
           1,413,569) common share warrants and 2,021,150 (2001 - NIL) shares and 1,010,575 (2001- Nil) common share warrants upon debt conversion would be anti-dilutive, and therefore basic and diluted losses per share are the same.

      f)   Foreign Currency Translation

            The accounts of the Company's Canadian operations have been translated into U.S. dollars as follows:

            i)    Monetary assets and liabilities at year-end rates,

            ii)   All other assets and liabilities at historical rates, and

            iii) Revenue and expenses and exploration and development items at the average rate of exchange prevailing during the year.

            iv) Gains and losses arising on translation are charged to the statement of operations in the period in which they occur.

      g)   Management's Estimates

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

      h)   Financial Instruments

           The Company allocates convertible security instruments, including their component parts, as a liability or as equity in accordance with the substance of the related contractual arrangement.

Beartooth Platinum Corporation
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2002 and 2001
U.S. Funds
--------------------------------------------------------------------------------
2.    Significant Accounting Policies - Continued

      i)   Change in Accounting Policy - Stock Based Compensation

           The company has adopted the new recommendations of CICA Handbook
           Section 3870, stock-based compensation and other stock-based payments. It is applied on a prospective basis and applies to all awards granted on or after January 1, 2002. Section 3870 establishes standards for the recognition, measurement and disclosure of stock-based compensation and other stock-based payments made in exchange for goods and services.

           Consultants

           The standard requires that all stock-based awards made to consultants be measured and recognized in these consolidated financial statements using a fair value based method.

           Employees

           The standard encourages the use of a fair value based method for all awards granted to employees, but only requires the use of a fair value based method for direct awards of stock, stock appreciation rights, and awards that call for settlement in cash or other assets. Awards that a company has the ability to settle in stock are recorded as equity, whereas awards that the entity is required to or has a practice of settling in cash are recorded as liabilities. The company continues to use the intrinsic value method of accounting for stock options granted to directors and employees, as allowed under the new section. Under this method, compensation costs are not recognized in the financial statements for stock options granted to directors and employees when issued at market value. The proceeds received on exercise of stock options are credited to share capital. The section does, however, require the disclosure on a pro forma basis of the impact on operations of using the fair-value based method for stock options granted to directors and employees on or after January 1, 2002 (Note 7c).

           Effective from the date of the modification, the Company regularly remeasures compensation expense for the options where there has been a substantive change or modification to such options.
--------------------------------------------------------------------------------
3.    Portfolio Investments

      Details are as follows:
                                                           2002     2001
                                                           -------------
      First Choice Industries Ltd., 200,000 common shares
         representing a 1.3% interest, with a market value
         at December 31, 2002 of approximately $8,000.
         Restricted from trading until April 26, 2003.     $14,000  $      -
                                                           -----------------
--------------------------------------------------------------------------------

Beartooth Platinum Corporation
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2002 and 2001
U.S. Funds
--------------------------------------------------------------------------------

4.    Capital Assets

      Following are the major components of capital assets:
                                     2002         2001
                                --------------------------
Land                            $    71,191   $     71,191
Furniture and fixtures               94,224         97,608
Automotive                           32,319         32,318
                                --------------------------
                                    197,734        201,117
Less:  Accumulated depreciation     (97,613)       (85,307)
                                --------------------------
                                $   100,121   $    115,810
                                --------------------------

      During the year ended December 31, 2001, the Company wrote-off $329,285 (2000 - $140,000) of building and equipment based upon the net realizable value of the related assets.
--------------------------------------------------------------------------------
5.    Property Rights

      The details by major area of interest of the Company's investments in mining property rights are as follows:

                                                            2002
                               ----------------------------------------------------------------
                                   Acquisition           Exploration                 Total                  2001
                               ------------------------------------------------------------------------------------
Stillwater Complex, Montana    $          711,657    $        1,667,511    $        2,379,168    $        2,450,907
Petsite Project, Idaho                    143,000                     -               143,000               143,000
Deadwood Project, Idaho                         1                     -                     1                     1
Buffalo Gulch Property, Idaho              36,750                     -                36,750                36,750
Other properties                                2                     -                     2                     2
                               ------------------------------------------------------------------------------------
                               $          891,410    $        1,667,511    $        2,558,921    $        2,630,660
                               ------------------------------------------------------------------------------------

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

Beartooth Platinum Corporation
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2002 and 2001
U.S. Funds
--------------------------------------------------------------------------------
5.    Property Rights - Continued

      a)   Stillwater Complex, Montana

           Staked Claims

           From 1999 through 2001, the Company staked approximately 1,775 claims in the Stillwater area of Montana upon which the Company has an undivided interest. During 2002, the Company dropped approximately 565 of these claims to retain a total of 1,210 claims as at December 31, 2002. These claims require annual payments of $100 per claim in August each year, as a claim rental to the Bureau of Land Management. This represents an annual cost of $121,000 to maintain these properties.

           Chrome Mountain Property

           The Company entered into a Tri-Party Lease and Purchase Option dated July 16, 1999 with two non-related parties covering 54 unpatented mining claims located in Sweetgrass County, Montana. The lease, which received regulatory approval on April 4, 2000, was for 5 years with 5 successive one year renewal terms and required the following during the initial 5 year term:
                                                             Cumulative
                                       Cash          Issue   Exploration
                                      Payment        Shares  Expenditures
                                     ------------------------------------
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

           The lease and option was terminated by the Company during 2002 and the Company retains no interest in these claims. Subsequent to the termination of the agreement, the lessor threatened legal action and the matter was resolved through mediation in early 2003. As a result of the mediation, the Company agreed to pay $4,300, quit claim certain claims within the area of interest and issue 100,000 common shares to the lessor to resolve the issue and has accrued these costs in the year ended December 31, 2002. The Company has written off the cumulative exploration costs of $546,893 during the year ended December 31, 2002.

Beartooth Platinum Corporation
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2002 and 2001
U.S. Funds
--------------------------------------------------------------------------------
5.    Property Rights - Continued

      a)   Stillwater Complex, Montana - Continued

           Chrome Corp. Property

           By an agreement dated February 1, 2000, the Company entered into a joint venture with Chrome Corporation of America (CCA) on 32 patented and 124 unpatented mining claims located in Stillwater, Montana with the following terms:

           i)    5 year term;

           ii)   the Company could earn a 55% interest by completing the
                 following:
                                                                    Cumulative
                                             Cash        Issue     Exploration
                                          Payment       Shares    Expenditures
                                       ---------------------------------------
On signing (Paid)                      $    5,000            -   $           -
On signing upon receipt of regulatory
   approval (Issued - 2000)                     -      100,000               -
By January 31, 2001 (Issued - 2000)             -      100,000               -
By March 31, 2001 (Completed)                   -            -         200,000
By January 31, 2002 (Issued - 2001)             -      100,000               -
By March 31, 2002                               -            -         600,000
By January 31, 2003                             -      100,000               -
By March 31, 2003                               -            -       1,100,000
By January 31, 2004                             -      100,000               -
By March 31, 2004                               -            -       1,600,000
By January 31, 2005                             -      100,000               -
By March 31, 2005                               -            -       2,100,000

           On January 28, 2002, the Company gave 60-day notice to CCA of its intention to withdraw from the agreement, prior to earn-in. The Company wrote off the cumulative exploration costs of $665,320 during the year ended December 31, 2001.

Beartooth Platinum Corporation
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2002 and 2001
U.S. Funds
--------------------------------------------------------------------------------
5.    Property Rights - Continued

      a)   Stillwater Complex, Montana - Continued

           Stillwater West Property

           By an agreement dated November 1, 2001, the Company agreed to formalize the terms of a Memorandum of Understanding dated June 27, 2001 and a subsequent modification with First Choice Industries Ltd. ("First Choice"). First Choice was granted an option to acquire a 40% undivided interest in 220 claims staked by the Company on the west end of the Company's Picket Pin claims, located in Park and Sweetgrass Counties, Montana. First Choice was thereby obliged to pay $55,000 (i) on signing and $135,000 by May 31, 2002. In order to earn its interest First Choice must, at its option, complete the following.

                                        Issue                         Annual
                                Shares to the                    Exploration
                                      Company                   Expenditures
                               ----------------------------------------------
Upon receipt of regulatory
   approval (Received)                200,000  (ii)   $                   -
By November 30, 2003                  250,000                             -
By December 31, 2003                        -                        75,000
By November 30, 2004                  250,000                             -
By December 31, 2004                        -                       150,000
By November 30, 2005                  250,000                             -
By December 31, 2005                        -                       200,000
                               ----------------------------------------------
                                      950,000         $             425,000
                               ----------------------------------------------

           (i)  Received $53,000 during the year ended December 31, 2001.

           (ii) Restricted from trading until April 26, 2003.

           By letter dated May 31, 2002, First Choice gave notice of the termination of the agreement.

           On June 3, 2002, legal counsel for the Company advised First Choice that the $135,000 payment due on May 31, 2002 was an obligation and not an option and that the 200,000 shares were to be unrestricted shares. On July 11, 2002, the Company commenced an action in the British Columbia Supreme Court. The Company has recorded a receivable of $137,000 from First Choice and has fully provided an allowance against the amount. No further action has occurred to date.

Beartooth Platinum Corporation
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2002 and 2001
U.S. Funds
--------------------------------------------------------------------------------
5.    Property Rights - Continued

      b)   Idaho Gold Properties

           By a Mining Claim Purchase Agreement dated June 21, 2002, the Company agreed to sell all of the gold properties located in Idaho, including the Petsite Project, Deadwood Project and Buffalo Gulch Property, to Canden Capital Corp. ("Canden"). Proceeds on the sale were to be 2,400,000 shares of Canden, representing 41.8% of the issued and outstanding shares of the purchaser, as of the date of the agreement. The closing of the sale was contingent upon due diligence by the purchaser, including a technical report recommending a work program of at least C$200,000 (completed) and an independent valuation at the purchaser's cost (completed). The agreement was subject to regulatory approval and the approval of the shareholders of Canden (completed).

           Subsequent to December 31, 2002, the Company terminated the sale of the gold properties to Canden as a result of the delays in Canden obtaining regulatory approval.

           Management will continue to seek to option, joint venture or sell its gold properties.

           The gold properties consist of 8 patented mining claims and 250 unpatented mining claims. The annual cost of maintaining the unpatented claims with the Bureau of Land Management is $25,000.

           As at December 31, 2002 and 2001, the property is carried at $143,000 and all current period and future holding costs are expensed as incurred.

           The Company's claims are the Petsite, Friday, Deadwood and Buffalo Gulch properties.

      c)   Petsite Property

           The Company originally acquired these unpatented lode-mining claims for cash in the amount of $10,000 during 1989, cash in the amount of $10,000 during 1991 and the issuance of 20,000 common shares during 1991 at a price of $9,599. The optionor retained a 5% net profits interest in the claims.

      d)   Friday Property

           By an agreement effective July 9, 1996 and an amendment dated May 31, 2002, the Company acquired a 100% working interest on a renewable lease, on certain patented claims in Idaho, for an initial term expiring July 8, 2005, from Idaho Gold Corporation (IGC). In order to obtain the lease, the Company:

           o Issued IGC 30,000 common shares on the closing date of the agreement (deemed $25,000).

           o Issued IGC an additional 30,000 common shares by July 19, 1997.

           o Completed exploration and development expenditures of $135,000 on or before July 19, 2001.

           The lease shall remain in effect after the expiry of the initial term, so long as the Company continues to carry out substantial exploration, development or mining work on the property.

           IGC retains a 3% net smelter royalty to a maximum of $1,000,000.

           The Company is also responsible on an underlying agreement for a 3% net smelter royalty payable at $3,000 per quarter to a maximum of $300,000 covering certain claims within the property. As of December 31, 2002, a total of $204,000 advance royalty payments have been made.

Beartooth Platinum Corporation
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2002 and 2001
U.S. Funds
--------------------------------------------------------------------------------
5.    Property Rights - Continued

      d)   Friday Property - Continued

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

           On October 26, 2001, the agreement was amended to semi-annual payments of $1,000 each September 1 and March 1 based upon gold below $300 per ounce. The semi-annual payments increase to $2,000 based upon gold at or above $300 per ounce, to $5,000, based upon gold at or above $350 per ounce and to $10,000 upon commercial production. The claims may be acquired for $270,000 less all payments made from September 16, 2001 to September 16, 2007.

           All required payments pursuant to the agreement, in the amount of $4,000 to December 31, 2002, have been made to date.

      e)   Deadwood Property

           By an agreement effective July 9, 1996, the Company acquired a 100% working interest on certain unpatented claims in Idaho from IGC. In order to obtain the lease, the Company:

           o Issued IGC 35,000 common shares on the closing date of the agreement.

           o Issued IGC an additional 35,000 common shares by July 19, 1997.

           o Completed exploration and development expenditures of $135,000 on or before July 19, 2001.

           The Company is also responsible for an underlying agreement:

           o A 3% net smelter royalty payable at $6,000 per quarter to a maximum of $500,000 covering certain claims within the property known as the Deadwood claims. As of December 31, 2002, a total of $396,000 of advance royalty payments have been made.

           Based upon the continued depressed gold prices at the time, the property has been written-down to a nominal value of $1. Accordingly, the Company wrote-off cumulative exploration and development costs of $13,200 during the year ended December 31, 2000.

           As at December 31, 2002 and 2001, the property is carried at the nominal value of $1 and all current period and future holding costs are expensed as incurred.

Beartooth Platinum Corporation
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2002 and 2001
U.S. Funds
--------------------------------------------------------------------------------
5.    Property Rights - Continued

      f)   Buffalo Gulch Property

           By an agreement effective December 11, 1995, the Company acquired a 100% working interest on certain unpatented claims in Idaho from IGC. In order to obtain the lease, the Company:

           o Issued IGC 60,000 common shares on the closing date of the agreement (valued at $50,000).

           o Issued IGC an additional 60,000 common shares by July 19, 1997 (valued at $39,000).

           o Completed exploration and development expenditures of $310,000 on or before July 19, 2001.

           IGC retains a 3% net smelter royalty to a maximum of $3,000,000.

           Based upon the continued depressed gold prices at the time and a comparison of this property with the Petsite Project, management has established a fair market value of $36,750 for the property including its underlying agreements. Accordingly, the Company wrote-off cumulative exploration and development costs of $658,571 during the year ended December 31, 2000.

           As at December 31, 2002 and 2001, the property is carried at $36,750 and all current period and future holding costs are expensed as incurred.

           The Company is also responsible on three underlying agreements as follows:

           Black Bear Agreement

           By an agreement dated August 1, 1996 and amendments dated August 11, 1999 and May 24, 2002, the Company entered into an option to acquire a 100% working interest in certain unpatented mineral claims in Idaho upon making cash payments of $9,300. The Company shall, at its option, make quarterly payments to a cumulative total of $120,000 by July 1, 2007, including a balloon payment at the end of the term.

           The Company must also complete a minimum of $3,000 annually in exploration and development expenditures on the property.

           The quarterly payments are $600 per quarter based upon gold under $325 per ounce. The quarterly payments increase to $1,000 per quarter based upon gold at or above $325 per ounce and the regular payments are re-established should the price of gold reach $375 per ounce. All required payments under the agreement have been made to date.

Beartooth Platinum Corporation
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2002 and 2001
U.S. Funds
--------------------------------------------------------------------------------
5.    Property Rights - Continued

      f)   Buffalo Gulch Property - Continued

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

           The quarterly payments are $400 per quarter based upon gold under $325 per ounce. The quarterly payments increase to $800 per quarter based upon gold at or above $325 per ounce and the regular payments are re-established should the price of gold reach $375 per ounce. All required payments under the agreement have been made to date.

           Gray Estates Agreement

           The Company has assumed the obligation of an underlying agreement dated May 21, 1984 which requires quarterly advance royalty payments of $6,000 or a 5% net smelter royalty upon commencement of commercial production, to a maximum of $500,000. As of December 31, 2002, a total of $444,000 of advance royalty payments have been made.

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

           The quarterly payments are $500 per quarter based upon gold under $325 per ounce. The quarterly payments increase to $1,200, $1,800 and $4,800 per quarter, respectively, based upon gold at or above $325, $350 and $400 per ounce, respectively. All required payments under the agreement have been made to date.
--------------------------------------------------------------------------------

Beartooth Platinum Corporation
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2002 and 2001
U.S. Funds
--------------------------------------------------------------------------------
6.    Long-Term Debt

      Details of long-term debt are as follows:
                                                         2002             2001
                                                         -----------------------
      Convertible debenture to a limit of
         $1,000,000, secured by a floating charge
         over all present and after acquired
         property of the Company, bearing interest
         at 6% per annum, interest payable monthly
         and the principal is due by February 7,
         2003 (which was extended to February 7,
         2004 subsequent to year end)(i)              $450,000(ii)  $          -

      Uncollateralized note payable, bearing
         interest at 9% per annum, monthly
         payments of interest only, due in full,
         August 1, 2003                                 37,338            37,500
                                                       -------------------------
                                                       487,338            37,500
Current portion                                        (37,338)            -
                                                       -------------------------
                                                       450,000            37,500
      Equity component on issuance of convertible
         securities                                   (144,000)                -
                                                       -------------------------
                                                       306,000            37,500
Amortization of interest discount                      101,514                 -
                                                       -------------------------
                                                      $407,514          $ 37,500
                                                       -------------------------

      (i) The debenture is convertible, at the option of the holder, into units of the Company, with each unit consisting of one common share and one half common share purchase warrant. The conversion price is C$0.35 per unit based on the amount of debt converted by the holder. Each whole warrant is exercisable at C$0.70 for two years from the date of conversion.

      (ii) On November 15, 2002, the Company received notice from the holder of the debenture of a request to convert all $450,000 advanced to that date under the debenture into units of the Company. During January 2003, the Company issued 2,021,150 units on conversion of the $450,000 balance owing.
--------------------------------------------------------------------------------

Beartooth Platinum Corporation
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2002 and 2001
U.S. Funds
--------------------------------------------------------------------------------
7.    Share Capital

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

           Following is a schedule of the activity pursuant to the stock option plan:

                                              Exercise Price per
                                      Number       Share (C$)   Expiry Date
--------------------------------------------------------------------------------
                                  ----------------------------------------------
Balance - December 31, 1999        1,000,000          $0.26     May 2000 to
                                                    to 0.37         April 2004
     Options granted               1,175,000           0.30     January 2005
     Options granted                 500,000        (i)1.20     March 2005
     Options granted                 150,000        (i)0.72     March 2003
     Options granted                  50,000        (i)1.12     June 2005
     Options granted                 150,000           0.96     July 2005
     Options exercised               (55,000)          0.26     May 2000
     Options exercised              (200,000)          0.26     February 2001
     Options exercised              (150,000)          0.26     August 2001
     Options exercised              (250,000)          0.37     April 2004
     Options exercised               (89,000)          0.30     January 2005
     Options cancelled              (200,000)          0.38     March 2005
                                  ----------------------------------------------
Balance - December 31, 2000    (ii)2,081,000          $0.26     February 2001
                                                   to $1.20       to July 2005
     Options granted               1,225,000      (iii)0.80     January 2006
     Options granted               2,250,000           1.08     November 2002
     Options granted               1,000,000           0.38     September 2006
     Options granted                 350,000           0.27     November 2006
     Options exercised              (100,000)          0.26     February 2001
     Options exercised               (75,000)          0.37     April 2004
     Options exercised              (100,000)          0.30     January 2005
     Options exercised               (25,000)          0.80     January 2006
     Options cancelled              (150,000)          0.96     July 2005
     Options cancelled              (200,000)          0.80     January 2006
                                  ----------------------------------------------
Balance - December 31, 2001        6,256,000         $ 0.26     April 2002 to
                                                  to $ 1.08       November 2006
--------------------------------------------------------------------------------

Beartooth Platinum Corporation
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2002 and 2001
U.S. Funds
--------------------------------------------------------------------------------
7.         Share Capital - Continued

      a)   Common Share Options - Continued

                                           Exercise Price per
                                  Number          Share (C $)  Expiry Date
--------------------------------------------------------------------------------
                              --------------------------------------------------
Balance - December 31, 2001    6,256,000         $ 0.26        April 2002 to
                                              to $ 1.08          November 2006
     Options granted             200,000           0.60        April 2007
     Options granted             650,000           0.71        May 2007
     Options granted             200,000           0.47        July 2007
     Options exercised           (15,000)          0.26        April 2002
     Options exercised          (150,000)          0.38        March 2003
     Options exercised           (50,000)          0.38        June 2005
     Options exercised          (487,500)          0.38        January 2006
     Options exercised          (156,042)          1.08        November 2002
     Options exercised           (75,000)          0.38        September 2006
     Options expired             (15,000)          0.26        April 2002
     Options cancelled           (75,000)          0.37        April 2004
     Options cancelled          (237,500)          0.38        January 2006
     Options expired          (2,093,958)          1.08        November 2002
     Options cancelled           (75,000)          0.38        September 2006
                              --------------------------------------------------
Balance - December 31, 2002    3,876,000         $ 0.27        April 2004 to
                                              to $ 0.71            July 2007
                              --------------------------------------------------

           (i) Repriced during the year ended December 31, 2001 to C$0.38 per share.

           (ii)  Issued prior to the effective date of the stock option plan.

           (iii) Repriced during the year ended December 31, 2001 from C$0.80 to C$0.38 per share on the 1,000,000 shares not exercised or cancelled prior to the repricing.

           A summary of the options outstanding at December 31, 2002 is as follows:
                                           Exercise Price per
                                  Number         Share (C$)     Expiry Date

                               -------------------------------------------------
                                  65,000          0.37        April 7, 2004
                                 986,000          0.30        January 14, 2005
                                 300,000          0.38        March 24, 2005
                                 275,000          0.38        January 9, 2006
                                 700,000          0.38        September 5, 2006
                                 150,000          0.38        September 21, 2006
                                 350,000          0.27        November 7, 2006
                                 200,000          0.60        April 23, 2007
                                 650,000          0.71        May 27, 2007
                                 200,000          0.47        July 19, 2007
                               -------------------------------------------------
Balance - December 31, 2002    3,876,000
                               -------------------------------------------------

Beartooth Platinum Corporation
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2002 and 2001
U.S. Funds
--------------------------------------------------------------------------------
7.    Share Capital - Continued

      a)   Common Share Options - Continued

           Weighted average information is as follows:

                                                           2002                 2001                2000
                                                        --------------------------------------------------
Options outstanding                                     3,876,000            6,256,000           2,081,000
Weighted average exercise price                           C$0.42               C$0.73              C$0.53
Weighted average remaining contractual life (years)          3.3                  2.7                 3.7
Vested options outstanding                              2,913,500            4,681,000           2,081,000
Weighted average exercise price                           C$0.38               C$0.77              C$0.53
Weighted average remaining contractual life (years)          3.0                  2.5                 3.7

      b)   Common Share Warrants

           The warrant activity is as follows:
                                 Number of     Price per Share
                                  Warrants          (C $)      Expiry Date
                              -----------------------------------------------
Balance - December 31, 1999      5,826,042         $ 0.15      March 2001 to
                                                to $ 0.70          March 2002
     Warrants issued
                                                     1.05      October 2000
       - Short form prospectus     433,550        or 1.26      April 2001
                                                     1.00      September 2001
       - Private placement         244,118        or 1.25      September 2002
     Warrants expired                 (167)          0.70      March 2000
     Warrants exercised
       - Private placement      (1,763,066)          0.70      March 2000
       - Private placement        (762,000)          0.15      March 2000
       - Convertible note #3      (932,608)          0.28      May 2000
       - Convertible note #5    (1,700,201)          0.25      October 2000
       - Short form prospectus      (6,250)          1.05      October 2000
                              -----------------------------------------------
Balance - December 31, 2000      1,339,418         $ 0.18      March 2000 to
                                                to $ 1.26      September 2002
     Warrants issued
       - Private placement         647,059           1.25      January 2002(i)
       - Private placement         217,392           1.25      January 2002(ii)
       - Private placement         305,000           1.60      April 2002(iii)
     Warrants exercised
       - Private placement        (668,000)          0.18      March 2001
       - Short form prospectus    (336,050)          1.26      April 2001
     Warrants expired
     - Short form prospectus       (91,250)          1.26      April 2001
                              -----------------------------------------------
                                                   $ 1.25      April 2002 to
Balance - December 31, 2001      1,413,569      to $ 1.60          January 2003
     Warrants issued
       - Private placement       2,018,141           0.70      July 2003
       - Private placement         881,834           0.70      July 2003
     Warrants expired
       - Private placement        (244,118)          1.25      September 2002
                              -----------------------------------------------
Balance - December 31, 2002      4,069,426         $ 0.70      January 2003(iv)
                                                to $ 1.60         to July 2003
                              -----------------------------------------------

Beartooth Platinum Corporation
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2002 and 2001
U.S. Funds
--------------------------------------------------------------------------------
7.    Share Capital - Continued

      b)   Common Share Warrants - Continued

            (i) On January 3, 2002, these warrants were extended to January 11, 2003 for no consideration.

            (ii) On January 3, 2002, these warrants were extended to January 23, 2003 for no consideration.

            (iii) On April 18, 2002, these warrants were extended to April 25,
                  2003 for no consideration.

            (iv) Subsequent to December 31, 2002, 864,451 warrants with an exercise price of C$1.25 expired.

           A summary of the warrants outstanding at December 31, 2002 is as follows:
                                                  Exercise
                                               Price per Share
                                  Number             (C $)      Expiry Date
                               -------------------------------------------------
                                 647,059              1.25      January 11, 2003
                                 217,392              1.25      January 23, 2003
                                 305,000              1.60      April 25, 2003
                               2,018,141              0.70      July 1, 2003
                                 881,834              0.70      July 1, 2003
                               -------------------------------------------------
Balance - December 31, 2002    4,069,426
                               -------------------------------------------------

      c) The pro-forma disclosures of the effect of applying the fair value based method of Stock Based Compensation to employees rather than the adopted intrinsic method are as follows:

                                                    Year Ended
                                                   December 31,
                                                        2002
                                                  -------------
Net Loss - As Reported                            $   1,313,667
Employees stock based compensation expense              177,700
                                                  -------------
Net Loss - Pro-forma                              $   1,491,367
                                                  -------------
Basic and diluted loss per share - As reported    $        0.03
                                                  -------------
Basic and diluted loss per share - Pro-forma      $        0.03
                                                  -------------

           The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Expected dividend yield                                   0.00%
Expected stock price volatility                         113.84%
Risk-free interest rate                                   4.64%
Expected life of options                              3.0 years
--------------------------------------------------------------------------------

Beartooth Platinum Corporation
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2002 and 2001
U.S. Funds
--------------------------------------------------------------------------------
8.    Convertible Securities

      Details are as follows:
                                  2002      2001
                             -----------------------
                             $  144,000   $     -
                             -----------------------

      The Company has allocated the equity component of the convertible debenture payable (Note 6) based upon the fair value of the underlying securities. The fair value of the equity component is estimated on the date of the related contractual obligation, using the Black-Scholes option-pricing model, with the following assumptions:

                                           2002         2001
                                       ------------------------
Expected dividend yield                      0.00%         -
Expected stock price volatility            113.84%         -
Risk-free interest rate                      4.64%         -
Expected life of convertible security   0.5 years          -

      A discount of $144,000 (being the value assigned to the conversion feature) has been recorded against the liability portion of the debenture. The discount is being amortized to interest expense on a straight-line basis over the original term of the debenture. Included in operations for the year ended December 31, 2002 is $101,514 in interest expense related to the amortization of the discount on the convertible debenture.
--------------------------------------------------------------------------------
9.    Related Party Transactions

      a) In addition to related party transactions disclosed elsewhere herein, the Company has paid or accrued for payment, the following amounts to related parties:

                                                                         2002          2001          2000
                                                                  ------------- ------------- -----------
Wages and management fees to officers and directors               $   252,289   $   437,938   $   154,000
Legal fees to a firm in which a former director is a partner           15,767        92,653       112,090
Accounting fees to a firm in which an officer is a partner             82,178        43,800        45,000
Interest expense on notes payable to shareholders                       7,455           123           718
                                                                  ------------- ------------- -----------
                                                                  $   357,689   $   574,514   $   311,808
                                                                  ------------- ------------- -----------

      b) As at December 31, the following amounts remain unpaid in relation to the related party amounts (Note 9a) and are included in accounts payable - related parties on the consolidated balance sheets of the
           Company:

                                                                                2002                 2001
                                                                  ---------------------------------------
Wages and management fees to officers and directors               $                -   $          149,611
Legal fees to a firm in which a director is a partner                              -               16,708
Accounting fees to a firm in which an officer is a partner                    34,483               63,800
Interest expense on notes payable to shareholders                              2,293                    -
                                                                  ---------------------------------------
                                                                  $           36,776   $          230,119
                                                                  ---------------------------------------

      c) Related party transactions, occurring in the normal course of operations, are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.
--------------------------------------------------------------------------------

Beartooth Platinum Corporation
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2002 and 2001
U.S. Funds
--------------------------------------------------------------------------------
10.   Fair Value of Financial Instruments

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

      The carrying amounts for cash and cash equivalents, investments, accounts receivable, and restricted investments are a reasonable estimate of their fair value. Due to the due dates and interest rates of the long-term debt, the carrying value of these debts is a reasonable estimate of their fair value.
--------------------------------------------------------------------------------
11.   Income Taxes

      a) Effective January 1, 2000, the Company adopted CICA 3465, "Accounting for Income Taxes". This new accounting standard, which required adoption on a retroactive basis, resulted in no adjustment to the results previously reported by the Company.

           No income tax provision or benefit has been provided for any of the periods presented due to the opinion of management that it is more likely than not that the Company would not be able to generate future taxable income to utilize the net operating loss. Had a tax benefit been provided, the Company's expected effective tax rate for the reversal of the tax benefit would be 39.12% and 44.12% in 2002 and 2001 respectively.

           The Company has not recorded a future tax asset principally due to these assets being offset by a valuation allowance arising from uncertainty regarding the generation of future taxable income to utilize existing net operating losses. If it becomes more likely than not that the Company will generate future taxable income, a future tax asset may be recognized.

           The Company is subject to income tax filing requirements in both Canada and the United States.

b) As of December 31, 2002, the Company had income tax losses carried forward available to reduce future taxable income, if any. These losses expire at different rates depending on the jurisdiction as follows:

                                      United States
           Year                          (U.S.$)                Canada(C$)
           ---------------------------------------------------------------------
           2003                $                     -    $            1,496,300
           2004                                      -                   507,900
           2005                                      -                 1,004,300
           2006                                      -                 1,023,900
           2007                                      -                 1,200,900
           2008                                      -                 2,343,300
           2009                                      -                 1,000,800
           2011                                557,100                         -
           2012                                105,200                         -
           2018                                586,500                         -
           2019                                673,200                         -
           2020                                580,900                         -
           2021                              1,744,000                         -
           2022                              1,142,400
                               -------------------------------------------------
                               $             5,389,300    $            8,577,400
                               -------------------------------------------------

Beartooth Platinum Corporation
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2002 and 2001
U.S. Funds
--------------------------------------------------------------------------------
11.   Income Taxes - Continued

           The U.S. $5,389,300 of income tax losses were incurred by the U.S. branch of the Company and are available to reduce future taxable income, if any, of the U.S. branch. The amount is included within the Canadian income tax losses of C$8,577,400 and within the C$10,585,000 of Canadian deferred resource property expenditures.

c) The Company has accumulated deferred resource property expenditures, for tax purposes, of approximately C$10,585,000, which may be used to reduce future taxable income in Canada. The income tax benefits, if any, of these expenditures have not been recorded in these financial statements.
--------------------------------------------------------------------------------
12.   Subsequent Events

      In addition to items disclosed elsewhere in these financial statements, the Company conducted the following transactions after December 31, 2002:

      Subsequent to December 31, 2002, the Company received further advances of $100,000 on the convertible debenture (Note 6). To date, the Company has received cumulative advances of $550,000 of the maximum amount under the Debenture of $1,000,000.
--------------------------------------------------------------------------------
13. Differences Between United States and Canadian Generally Accepted Accounting Principles (GAAP)

      a)   Accounting Policy Differences

           These consolidated financial statements are prepared in accordance with accounting principles generally accepted in Canada. The significant differences between Canadian and U.S. GAAP are as follows:


           Until January 1, 2002, the Company was not required, under Canadian GAAP, to record the effect of non-employee stock option based compensation expense in the consolidated financial statements. Commencing January 1, 2002, Canadian GAAP treatment is consistent with U.S. GAAP treatment. Under U.S. GAAP, stock compensation expense is recorded for non-employees based upon the fair value method. The Company has elected to continue to measure compensation cost for employees under Accounting Principles Board ("APB") Opinion No. 25, including interpretations provided in Interpretation ("FIN") No. 44. Generally, under APB No. 25 compensation expense is recognized for the difference between the market price of the underlying common stock and the exercise price of the stock options. Effective from the date of the modification, the Company regularly re-measures compensation expense for the options where there has been a substantive change or modification to such options.

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

Beartooth Platinum Corporation
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2002 and 2001
U.S. Funds
--------------------------------------------------------------------------------
13. Differences Between United States and Canadian Generally Accepted Accounting Principles (GAAP) - Continued

      a)   Accounting Policy Differences - Continued

           Under US GAAP, Emerging Issues Task Force ("EITF") Issue No. 00-27 requires the value of a beneficial conversion feature associated with convertible debt to be recorded as a debt discount and to be amortized over the term of the related debt using the effective interest rate method. When a company issues a convertible instrument that is convertible into common stock and warrants, the value of the beneficial conversion feature is computed by comparing the proceeds of the convertible instrument allocated to the common stock portion of the conversion option and the fair value at the commitment date of the common stock to be received by the holder upon conversion. Upon conversion of the underlying debt into common stock, the unamortized debt discount is recorded as interest expense.

           For the convertible debenture issued during 2002, the beneficial conversion feature is valued at $91,221. Warrants valued at approximately $87,000 will be recognized upon conversion. For the year ended December 31, 2002, $69,523 of the ascribed value was charged to interest expense.

           Under Canadian GAAP, acquisition and exploration costs are capitalized on an individual property basis until such time as an economic ore body is defined or an event occurs, which indicates a need to consider the recoverability of the carrying value and are treated as investing activities. Under U.S. GAAP, the Company expenses exploration costs as incurred and these are treated as operating activities. Under U.S. GAAP, the Company determined it not appropriate to carry-forward its mineral property acquisition costs and consequently provided a provision for impairment in the year ended December 31, 2001.

           Under Canadian GAAP, long-term portfolio investments are carried at cost and are only written-down to market value when the decline in value is other than temporary. Under U.S. GAAP, such investments are carried at market value and the write-down is charged to comprehensive income.

           In July 2001, the FASB issued FAS No 143, "Accounting for Asset Retirement Obligations" (" FAS 143"). FAS 143 prescribes the accounting for retirement obligations associated with tangible long-lived assets, including the timing of liability recognition and initial measurement of the liability. FAS 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. FAS 143 is effective for fiscal years beginning after June 15, 2002.

           During 2002, the company early adopted Financial Accounting Standards Board ("FASB") Statement No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB No. 13 and Technical Corrections ("SFAS No. 145"). SFAS No. 145 requires any gain or loss on early extinguishment of debt to be included in income from continuing operations instead of being classified as an extraordinary item. Accordingly, the company has recorded in 2002 a gain totalling $30,218 on the extinguishment of debt in continuing operations.

           Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146") provides guidance on the recognition and measurement of liabilities for costs associated with exit or disposal activities. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002.

Beartooth Platinum Corporation
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2002 and 2001
U.S. Funds
--------------------------------------------------------------------------------
13. Differences Between United States and Canadian Generally Accepted Accounting Principles (GAAP) - Continued

           In November 2002, the FASB issued Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", which addresses the accounting for and disclosure of guarantees. FIN 45 requires a guarantor to recognize a liability for the fair value of a guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee. The disclosure requirements are effective for interim and annual financial statements ending after December 15, 2002. The initial recognition and measurement provisions are effective for all guarantees within the scope of Interpretation 45 issued or modified after December 31, 2002.

           The implementation of these new standards is not expected to have a material effect on the company's financial statements.

           FIN 46, "Consolidation of Variable Interest Entities", clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created prior to January 31, 2003, the provisions of FIN 46 are applicable no later than July 1, 2003. The Company is currently reviewing FIN 46 to determine the impact upon adoption.

Beartooth Platinum Corporation
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2002 and 2001
U.S. Funds
--------------------------------------------------------------------------------
13. Differences Between United States and Canadian Generally Accepted Accounting Principles (GAAP) - Continued

      b)   Statement Reconciliation

           A reconciliation of the consolidated statements of operations from Canadian presentation to U.S. presentation is as follows:

                                                             2002            2001            2000
                                                     --------------------------------------------
Net loss - Canadian basis                            $  1,313,667    $  2,530,838    $  2,003,579
Compensation expense on
 common stock options granted to non-employees            501,852         164,548          83,798
Compensation expense on re-priced employee options        (90,750)        330,000              --
Amortization of interest discount                         (31,991)             --              --
Provision for impairment                                       --       1,196,574              --
Current year exploration costs                            475,154         829,185         740,786
Current year exploration abandonments                    (546,893)       (470,527)       (674,901)
                                                     --------------------------------------------
Net loss - U.S. basis                                   1,621,039       4,580,618       2,153,262
Write-down of portfolio investments to market               6,000              --              --
                                                     --------------------------------------------
Net loss and comprehensive loss - US basis           $  1,627,039    $  4,580,618    $  2,153,262
                                                     --------------------------------------------
Net loss U.S. basis per share
- Basic and Diluted                                  $       0.04    $       0.13    $       0.07
                                                     --------------------------------------------
Deficit accumulated during the
 exploration stage - Canadian basis                  $ 14,121,911    $ 12,808,244    $ 10,277,406
Employee stock compensation expense,
 cumulative                                             1,440,986       1,531,736       1,201,736
Compensation expense on common
 stock options granted to non-employees,
 cumulative                                               750,198         248,346          83,798
Amortization of interest discount, cumulative            (309,704)       (277,713)       (277,713)
Provision for impairment                                       --       1,196,574              --
Current year exploration costs                            475,154         829,185         740,786
Current year exploration abandonments                    (546,893)       (470,527)       (674,901)
Prior years' exploration costs, net
 of abandonments                                        2,630,660       1,075,428       1,009,543
                                                     --------------------------------------------
Deficit accumulated during the
 exploration stage - U.S. basis                      $ 18,562,312    $ 16,941,273    $ 12,360,655
                                                     --------------------------------------------

Beartooth Platinum Corporation
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2002 and 2001
U.S. Funds
--------------------------------------------------------------------------------
13. Differences Between United States and Canadian Generally Accepted Accounting Principles (GAAP) - Continued

      b)   Statement Reconciliation - Continued

           A reconciliation of certain consolidated balance sheet accounts from Canadian presentation to U.S. presentation is as follows:

                                                                             2002                  2001                  2000
                                                             ----------------------------------------------------------------
Long-term debt, non-current - Canadian basis                 $            407,514   $            37,500   $                 -
Non-detachable convertible security instruments                           144,000                     -                     -
Beneficial conversion feature                                             (91,221)
Amortization of interest discount                                         (31,991)                    -                     -
                                                             ----------------------------------------------------------------
Long-term debt, non-current - U.S. basis                     $            428,302   $            37,500   $                 -
                                                             ----------------------------------------------------------------


Property rights - Canadian basis                             $          2,558,921   $         2,630,660   $         2,097,967
Provision for impairment                                                        -            (1,196,574)                    -
Current year exploration expense abandonments                             546,893               470,527               674,901
Prior years' exploration costs, net of abandonments                    (2,630,660)           (1,075,428)           (1,009,543)
Current year exploration costs                                           (475,154)             (829,185)             (740,786)
                                                             ----------------------------------------------------------------
Property rights - U.S. basis                                 $                  -   $                 -   $         1,022,539
                                                             ----------------------------------------------------------------
Share capital - Canadian basis                               $        16,310,278    $       14,657,490    $        12,573,110
Amortization of interest discount, prior years' cumulative              (277,713)             (277,713)              (277,713)
Employee stock compensation expense, cumulative                        1,440,986             1,531,736              1,201,736
Compensation expense on common stock options granted to
     non-employees, cumulative                                           750,198               248,346                 83,798
Beneficial conversion feature of long-term debt                           91,221                     -                      -
                                                             ----------------------------------------------------------------
Share capital and Additional Paid-in Capital - U.S. basis    $        18,314,970    $       16,159,859    $        13,580,931
                                                             ----------------------------------------------------------------

Beartooth Platinum Corporation
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2002 and 2001
U.S. Funds
--------------------------------------------------------------------------------
13. Differences Between United States and Canadian Generally Accepted Accounting Principles (GAAP) - Continued

      b)   Statement Reconciliation - Continued

           A reconciliation of convertible securities from Canadian presentation to U.S. presentation is as follows:

                                               2002         2001           2000
                                       -----------------------------------------
Convertible securities                 $    144,000  $         -    $         -
 - Canadian basis
Non-detachable convertible
 security instrument                       (144,000)           -              -
                                       ---------------------------- ------------
Convertible securities
 - U.S. basis                          $          -  $         -    $         -
                                       ---------------------------- ------------

           A reconciliation of investments from Canadian presentation to U.S. presentation is as follows:
                                               2002         2001           2000
                                       ---------------------------- ------------
                                       $     14,000  $         -    $         -
Investments - Canadian basis
Write-down to market                         (6,000)           -              -
                                       ---------------------------- ------------
Investments - U.S. basis               $      8,000  $         -    $         -
                                       ---------------------------- ------------

           A reconciliation of certain consolidated cash flow activities from Canadian presentation to U.S. presentation is as follows:

                                               2002         2001           2000
                                       ---------------------------- ------------
Net cash used in operating activities
 - Canadian basis                      $ (1,235,190) $(1,059,258)   $  (899,843)
Exploration costs                          (489,154)    (829,185)      (740,786)
                                       ---------------------------- ------------
Net cash used in operating activities
 - U.S. basis                          $ (1,724,344) $(1,888,443)   $(1,640,629)
                                       ---------------------------- ------------


Net cash used in investing activities
 - Canadian basis                      $   (490,467) $(1,134,824)   $(1,278,717)
Exploration costs                           489,154      829,185        740,786
                                       ---------------------------- ------------
Net cash used in investing activities
 - U.S. basis                          $     (1,313) $  (305,639)   $  (537,931)
                                       ---------------------------- ------------

Beartooth Platinum Corporation
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2002 and 2001
U.S. Funds
--------------------------------------------------------------------------------
13. Differences Between United States and Canadian Generally Accepted Accounting Principles (GAAP) - Continued

      c)   Note Disclosure Reconciliation - Continued

           Commencing January 1, 2002, under Canadian GAAP, the Company is required to disclose the proforma effect of employee stock option based compensation on expense in the notes to the consolidated financial statements (Note 7c). Under U.S. GAAP, Statement of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation", establishes financial accounting and reporting standards for stock-based employee compensation plans. The statement encourages all entities to adopt a fair value based method of accounting, but allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." The disclosure only provisions of SFAS No. 123 are as follows:

                                        2002           2001          2000
                                 ----------------------------------------
Net loss U.S. basis
     As reported (Note 13b)      $ 1,621,039    $ 4,580,618   $ 2,153,262
     Employees stock option
      compensation expense           256,077        377,223       460,550
                                 ----------------------------------------
     Pro forma                   $ 1,877,116    $ 4,957,841   $ 2,613,812
                                 ----------------------------------------
Net loss per share U.S. basis
     As reported (Note 13b)      $     0.04     $     0.13    $     0.07
                                 ----------------------------------------
     Pro forma                   $     0.04     $     0.14    $     0.09
                                 ----------------------------------------

           The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                       2002          2001         2000
                                 --------------------------------------
Expected dividend yield                0.00%         0.00%        0.00%
Expected stock price volatility      113.84%       110.51%      125.01%
Risk-free interest rate                4.64%         4.64%        5.83%
Expected life of options           3.0 years     2.0 years    1.5 years

           The weighted average grant-date fair value of options granted
           2002, 2001 and 2000 was $0.32, $0.27 and $0. 27, respectively.
--------------------------------------------------------------------------------
                                      F-36