Form 10QSB
period 2003-03-31
BEARTOOTH PLATINUM CORP
filed 2003-10-22
CIK 886183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR l5 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2003.

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________.

Commission File Number ______________________

BEARTOOTH PLATINUM CORPORATION
(Exact name of small business issuer as specified in its charter)

Yukon Territory, Canada	82-0465571
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

Suite 910, 885 Dunsmuir Street
Vancouver, B.C.
V6C 1N5
(Address of principal executive offices)

(604) 484-2191
(Issuer’s telephone number, including area code)

n/a
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

The number of shares of the issuer's Common Stock outstanding at March 31, 2003 was 46,330,580 common shares.

Transitional Small Business Disclosure Format    Yes ☐   No ☒

PART I

The Company is not required to file this part pursuant to Rule 13a-13(c)(2) of the Securities Exchange Act of 1934.

PART II

Item 1.     Legal Proceedings

On July 11, 2002 we commenced an action in the British Columbia Supreme Court against First Choice Industries Ltd. ("First Choice") under No. S023888, Vancouver Registry, by filing a Writ and Statement of Claim. These documents have been served on First Choice. The Statement of Claim references the Stillwater West PGM Agreement (the "Agreement") of November 1, 2001 between us and First Choice and the notice of termination of the Agreement provided by First Choice to us on June 3, 2002. The Statement of Claim does not contest the termination of the Agreement but does seek the specific performance of obligations owed to us by First Choice, which accrued prior to any termination and remain outstanding pursuant to the terms of the Agreement. Specifically we seek an order that First Choice pay to us $137,000 (U.S.) and issue 200,000 shares of First Choice's unrestricted, registered common stock to us in substitution for the shares provided to date, or, in the alternative, damages in lieu of specific performance and interest and costs. Beartooth Platinum is currently assessing its position on this action.

Item 2.     Changes in Securities and Use of Proceeds

Sales of Unregistered Securities

Options Granted

None.

Other sales

In connection with a private placement completed in the quarter ended March 31, 2002, the Company also issued a convertible debenture payable in the amount of $1,000,000 (C$1,587,000). The debenture bears interest at 6% per annum. The debenture is convertible, at the option of the holder, into units of the Company’s common shares at C$0.35 per unit for a maximum number of units of 4,535,149 until February 7, 2004. Each unit consists of one common share and one-half of a common share purchase warrant. The holder can acquire one additional common share for one full warrant and C$0.70 per share for two years from the date of conversion. The holder of the debenture is a related party. The issuance of these common shares will be exempt from registration by virtue of Section 4(2) of the Securities Act.

On January 6, 2003 the holder converted $450,000 of this debenture into 2,021,150 common shares of the Company. During the quarter ended March 31, 2003 draws in the amount of $100,000 on the convertible debenture were made and the Company expects to continue to draw on the funds as the Company proceeds with its exploration programs. As at March 31, 2003, the Company has received cumulative advances of $550,000 of the maximum amount under the debenture of $1,000,000.

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

Item 4.     Submission of Matters to a Vote of Security Holders

None.

Item 5.     Other Information

During the quarter ended there were no share purchase warrants expired unexercised.

Item 6.     Exhibits And Reports On Form 8-K [SB 601]

(a) Exhibits

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K [SB 601]

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEARTOOTH PLATINUM CORPORATION

Date	October 22, 2003	By	/s/ “Theodore Tomasovich”
Theodore Tomasovich
President and Chief
Executive Officer

Date	October 22, 2003	By	/s/ “Craig C. Smith”
Craig C. Smith
Chief Financial Officer
& Corporate Secretary