Form 10QSB
period 2003-06-30
BEARTOOTH PLATINUM CORP
filed 2003-10-24
CIK 886183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR l5 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003.

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______ .

Commission File Number _________________

BEARTOOTH PLATINUM CORPORATION
(Exact name of small business issuer as specified in its charter)

Yukon Territory, Canada	82-0465571
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

910 – 885 Dunsmuir Street
Vancouver, B.C.
V6C 1N5
(Address of principal executive offices)

(604) 484-2191
(Issuer’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☐    No ☒

The number of shares of the issuer's Common Stock outstanding at June 30, 2003 was 46,430,580 common shares.

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

Item 2.     Changes in Securities and Use of Proceeds

Sales of Unregistered Securities

Options Granted

There were no stock options granted during the quarter ended June 30, 2003.

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

On January 6, 2003 the holder converted $450,000 of this debenture into 2,021,150 common shares of the Company. During the quarter ended June 30, 2003 draws in the amount of $160,000 on the convertible debenture were made and the Company expects to continue to draw on the funds as the Company proceeds with its exploration programs. As at June 30, 2003, the Company has received cumulative advances of $710,000 of the maximum amount under the debenture of $1,000,000.

On May 1, 2003, the Company announced the termination of the Platinum Fox property joint venture agreement. In order to terminate the agreement the Company made a payment of $4,300, issued 100,000 common shares and quit claimed 65 claims from the “area of interest” to the other parties to the joint venture. These costs along with other estimated termination costs and the capitalized resource property costs were written-off in the year ended December 31, 2002 in the amount of $546,893. The Platinum Fox property was dropped as a result of an analysis by the Company of its exploration priorities within the overall Montana property area. On the basis of that analysis, it was determined that the potential of the Platinum Fox did not justify the future costs associated with maintaining the property.

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

Item 4.     Submission of Matters to a Vote of Security Holders

During the quarter ended June 30, 2003, the following matters were submitted to a vote of, and approved by, the security holders at the Company’s annual general meeting held on June 17, 2003:

	Votes For	Votes Against	Votes Abstained or Withheld
To determine the number of directors at five.	12,802,175	-	-
To elect John E. Andrews as a Director for the ensuing year.	12,786,175	-	202,070
To elect Delbert W. Steiner as a Director for the ensuing year.	12,801,175	-	1,000
To elect Theodore Tomasovich as a Director for the ensuing year.	12,800,675	-	1,500
To elect James D. Clucas as a Director for the ensuing year.	12,801,175	-	1,000
To elect Reid R. Keays as a Director for the ensuing year	12,801,175	-	1,000
To appoint BDO Dunwoody, LLP as auditors for the ensuing year and to authorize the Directors of the Company to fix the remuneration to be paid to the auditors.	12,800,675	-	1,500
To transact such further business as may properly come before the meeting or any adjournment or adjournments thereof.	12,784,675	17,500	-

Item 5.     Other Information

On April 3, 2003, the Company announced that it had declined the request for an additional extension from Canden Capital Corporation to close the sale of the Company’s gold properties. The Company is reviewing alternative offers for the gold properties.

On June 2, 2003, the Company announced that it had agreed to settle an outstanding debt of C$30,200 by issuance of 302,000 common shares of the Company at a deemed value of C$0.10 per common share. The issue of these common shares did not occur until July 2003.

On July 3, 2003, the Company announced that it had appointed a new Chief Financial Officer, Craig C. Smith, C.A. and moved its office location to Vancouver, B.C.

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

BEARTOOTH PLATINUM CORPORATION

Date	October 23, 2003	By	/s/ “Theodore Tomasovich”

Theodore Tomasovich
President and Chief
Executive Officer

Date	October 23, 2003	By	/s/ “Craig C. Smith”

Craig C. Smith
Chief Financial Officer
& Corporate Secretary