Form 10QSB
period 2003-09-30
BEARTOOTH PLATINUM CORP
filed 2003-11-19
CIK 886183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR l5 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003.

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

Commission File Number _____________

BEARTOOTH PLATINUM CORPORATION
(Exact name of small business issuer as specified in its charter)

Yukon Territory, Canada	82-0465571
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

910 – 885 Dunsmuir Street
Vancouver, B.C.
V6C 1N5
(Address of principal executive offices) (Zip Code)

(604) 484-2191
(Issuer’s telephone number, including area code)

________________________________________________
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

Yes ☒ No ☐

The number of shares of the issuer's Common Stock outstanding at September 30, 2003 was 46,732,580 common shares.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

PART I

The Company is not required to file this part pursuant to Rule 13a-13(c)(2) of the Securities Exchange Act of 1934.

PART II

Item 1.     Legal Proceedings

On July 11, 2002 we commenced an action in the British Columbia Supreme Court against First Choice Industries Ltd. ("First Choice") under No. S023888, Vancouver Registry, by filing a Writ and Statement of Claim. These documents have been served on First Choice. The Statement of Claim references the Stillwater West PGM Agreement (the "Agreement") of November 1, 2001 between us and First Choice and the notice of termination of the Agreement provided by First Choice to us on June 3, 2002. The Statement of Claim does not contest the termination of the Agreement but does seek the specific performance of obligations owed to us by First Choice, which accrued prior to any termination and remain outstanding pursuant to the terms of the Agreement. Specifically we seek an order that First Choice pay to us $137,000 (U.S.) and issue 200,000 shares of First Choice's unrestricted, registered common stock to us in substitution for the shares provided to date, or, in the alternative, damages in lieu of specific performance and interest and costs. Beartooth Platinum continues to assess its position on this action.

Item 2.     Changes in Securities and Use of Proceeds

Sales of Unregistered Securities

Options Granted

The following stock options were granted during the quarter ended September 30, 2003.

Optionee	Grant Date	Expiry Date	Exercise Price ($CDN)	Number of Shares
Directors:
John Andrews	September 8, 2003	September 7, 2008	$0.10	50,000
Jim Clucas	September 8, 2003	September 7, 2008	$0.10	50,000
Reid Keays	September 8, 2003	September 7, 2008	$0.10	50,000
Delbert Steiner	September 8, 2003	September 7, 2008	$0.10	50,000
Ted Tomasovich	September 8, 2003	September 7, 2008	$0.10	50,000

Officers:
Craig Smith	September 8, 2003	September 7, 2008	$0.10	100,000

			Total	350,000

All options granted above will vest over an 18 month period as follows:

a)	25% of the initial aggregate number of common shares vest on allocation;
b)	25% of the initial aggregate number of common shares vest on the date which is 6 calendar months after the date of grant;
c)	25% of the initial aggregate number of common shares vest on the date which is 12 calendar months after the date of grant; and
d)	25% of the initial aggregate number of common shares vest on the date which is 18 calendar months after the date of grant.

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

On January 6, 2003 the holder converted $450,000 of this debenture into 2,021,150 common shares of the Company. During the quarter ended September 30, 2003 draws in the amount of $235,000 on the convertible debenture were made and the Company expects to draw down the remaining $55,000. As at September 30, 2003, the Company has received cumulative advances of $945,000 of the maximum amount under the debenture of $1,000,000.

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

Exemption Relied Upon

With respect to all of the foregoing stock and option issuances without registration under the Securities Act of 1933, as amended (“Securities Act”), the Company relied upon exemptions from the registration requirement of the Securities Act contained in Section 4(2), Regulation D or Regulation S. In each instance, the securities were taken by the investor for investment and not with a view to subsequent resale or distribution, the securities were issued with appropriate restrictions on transfer and the certificates contained restrictive legends required by the appropriate exemption.

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

Item 4.     Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended September 30, 2003.

Item 5.     Other Information

On July 3, 2003, the Company announced that it had appointed a new Chief Financial Officer, Craig C. Smith, C.A. and moved its office location to Vancouver, B.C.

On July 9, 2003, the Company announced that it had once again extended its precious metals focus to include gold. The management of Beartooth stated that it had re-evaluated its existing gold properties given the increase in gold prices over the past eighteen months and believed that these assets provide an excellent opportunity to create value for its shareholders. The Company intends to raise capital for the advancement of both its PGM and Gold properties and/or seek qualified joint-venture partners.

On September 2, 2003, it was announced that Mr. Theodore Tomasovich was appointed as interim President and CEO of the Company. Mr. Tomasovich replaced Mr. John Andrews who will continue as a director and as a consultant to the Company.

Item 6.     Exhibits And Reports On Form 8-K [SB 601]

(a) Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports filed during the quarter ended September 30, 2003 on Form 8-K.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEARTOOTH PLATINUM CORPORATION

Date November 19, 2003	By	“Theodore Tomasovich”

Theodore Tomasovich
President and Chief
Executive Officer

Date November 19, 2003	By	“Craig C. Smith”

Craig C. Smith
Chief Financial Officer
& Corporate Secretary